Form 10QSB
period 2000-03-31
AUXER GROUP INC
filed 2000-05-15
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended March 31, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from               to
<P>
             Commission File No. 0-30440
<P>
                  THE AUXER GROUP, INC.
     (Name of Small Business Issuer in Its Charter)
<P>
Delaware                              22-3537927
(State or Other Jurisdiction of    (I.R.S. Employer
 Incorporation or Organization)    Identification No.)
<P>
12 Andrews Drive, West Paterson, New Jersey     07424
(Address of Principal Executive Offices)      (Zip Code)
<P>
                     (973) 890-4925
     (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
                    Yes   X      No
                        -----    -----
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000, the Company had 67,346,645 shares of Common Stock outstanding, $0.0001 par value.
<P>
             Index to Financial Statements
               The Auxer Group, Inc.
<P>

Accountant's Report                            2
<P>
Consolidated Balance Sheets                    3-4
<P>
Consolidated Statement of Income
 and Related Earnings                          5
<P>
Consolidated Statement of Cash Flows           6
<P>
Notes to Consolidated Financial
 Statement                                     7-15
<P>
               EDELMAN & KALOSIEH, CPAs P.A.
              CERTIFIED PUBLIC ACCOUNTANTS
                    15-01 BROADWAY
               FAIR LAWN, NEW JERSEY  07470
                       ----------
                   TEL (201) 797-4490
                   FAX (201) 797-0881
<P>
GEORGE A. KALOSIEH, CPA
JOSEPH F. SHACKIL, CPA
PAUL MEOLA, CPA
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS
N.J. SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
------------
DONALD L. EDELMAN, CPA (RETIRED)
To the Board of Directors
The Auxer Group, Inc.
<P>
                Independent Auditor's Report
<P>
     We have reviewed the accompanying balance sheet of The
Auxer Group, Inc. and consolidated subsidiaries as of March
31, 2000 and the related statements of income, retained
earnings and cash flows for the three months ended March
31, 2000 and March 31, 1999.  These financial statements
are the responsibility of the Company's management.
<P>
     We conducted our review in accordance with standards
established by the American Institute of Certified Public
Accountants.  A review of interim financial information
consists principally of applying analytical procedures to
financial data and making inquiries of persons responsible
for financial and accounting matters.  It is substantially
less in scope than an audit conducted in accordance with
generally accepted auditing standards, the objective of
which is the expression of an opinion regarding the
financial statements taken as a whole.  Accordingly, we do
not express such an opinion.
<P>
     Based on our review, we are not aware of any material
modifications that should be made to the accompanying
financial statements for them to be in conformity with
generally accepted accounting principles.
<P>
/s/EDELMAN & KALOSIEH, CPAs PA
------------------------------
Fair Lawn, New Jersey
May 10, 2000
                THE AUXER GROUP, INC.
         CONDENSED CONSOLIDATED BALANCE SHEET
                   March 31, 2000
                     (Unaudited)

Current assets:
<P>
Cash                                                     $41,929
<P>
Accounts receivable (net of allowances $24,090)          372,010
<P>
Inventory                                                457,527
                                                    -------------
Total current assets                                     871,466
                                                    -------------
Property and Equipment
<P>
Vehicles                                                  31,728
<P>
Furniture and fixtures                                    10,372
<P>
Machinery and equipment                                   52,878
<P>
Leasehold improvements                                     7,879
                                                    -------------
                                                         102,857
<P>
Less:  accumulated depreciation                          (40,615)
                                                    -------------
Property and equipment (Net)                              62,242
                                                    -------------
Other assets:
<P>
   Security deposit                                       18,995
<P>
   Other Receivables                                      23,283
                                                    -------------
   Total other assets                                     42,278
                                                    -------------
Total assets                                            $975,986
                                                     ==============
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET
                March 31, 2000
                  (Unaudited)

Liabilities and Stockholders' Equity
<P>
Current liabilities
<P>
  Accounts payable and accrued expenses                 $226,865
<P>
  Credit Line                                             96,492
<P>
  Notes payable                                           84,460
<P>
  Notes payable-shareholders                             113,444
                                                       ----------
Total current liabilities                                521,261
<P>
Long Term Debt, less current maturities                    4,608
<P>
Stockholders' Equity
<P>
  Capital stock-authorized 150,000,000 shares,
   $.001 par value per share                              67,357
<P>
  Preferred stock - authorized 25,000,000 shares
   $.001 par value per share, 2,750,000
   shares outstanding in 1999                              2,750
<P>
  Additional paid in capital                           5,305,658
<P>
  Accumulated deficit                                 (4,925,648)
                                                     ------------
Total stockholders' equity                               450,117
                                                     ------------
Total liabilities and stockholders' equity              $975,986
                                                     ============
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENT OF
           INCOME AND RETAINED EARNINGS
                    (Unaudited)

                                            Three Months Ended
                                    March 31, 2000     March 31, 1999
<P>
Income                                   $535,540          $69,949
<P>
Less cost of good sold                    364,206           47,842
<P>
Gross profit                              171,334           22,107
                                    ----------------------------------
Operations:
<P>
  General and administrative              259,273          172,712
<P>
  Depreciation                              4,035            2,440
<P>
  Interest expense                          2,338            2,497
                                     ---------------------------------
  Total expenses                          265,646          177,649
                                     ---------------------------------
Income (loss) from operations             (94,312)        (155,542)
<P>
Other Income (Expense)
<P>
  Loss on Abandonment of
   Leasehold Improvements                  (2,518)               0
                                     ---------------------------------
Net income (loss)                         (96,830)        (155,542)
<P>
Accumulated deficit at beginning       (4,828,818)      (3,853,690)
                                      -------------------------------
Accumulated deficit at end            $(4,925,648)     $(4,009,232)
                                      ===============================
<P>
Net income (loss) per common share        $(0.001)         $(0.003)
                                      ===============================
Net income (loss) per common share
   assuming dilution                      $(0.001)         $(0.002)
                                      ===============================
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited)

                                            Three Months Ended
                                    March 31, 2000     March 31, 1999
<P>
CASH FLOWS FROM OPERATING ACTIVITIES
<P>
Net profit (loss)                         $(96,830)     $(155,542)
Depreciation                                 4,035          2,440
Common Stock Issued For Services                 0        100,000
Loss on Leasehold Improvements               2,518              0
                                    -----------------------------------
                                           (90,277)       (53,102)
(Increase) decrease:
<P>
Accounts receivable                       (279,640)       (17,521)
Inventory                                 (166,802)         3,674
                                    -----------------------------------
Increase (decrease):
<P>
Accounts payable & accrued expenses        118,978        (75,197)
                                    -----------------------------------
TOTAL CASH FLOW FROM OPERATIONS           (417,741)      (142,146)
<P>
CASH FLOWS FROM INVESTING ACTIVITIES
<P>
  Purchase property, inventory and
   equipment                               (36,037)          (685)
  Security deposit                           5,304           (234)
                                     -----------------------------------
<P>
TOTAL CASH FLOWS FROM
 INVESTING ACTIVITIES                      (30,733)          (919)
                                     -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
<P>
  Borrowings/payments under line
   of credit agreement (net)                65,124          2,482
  Proceeds from short term debt                  0         13,000
  Payments on short term debt                    0              0
  Proceeds on long term debt                 6,478              0
  Payments on long term debt                (1,088)             0
  Shareholder loan payable                  36,054        (12,371)
  Sale of common stock                     375,435        199,100
                                      ----------------------------------
<P>
TOTAL CASH FLOWS FROM FINANCING
 ACTIVITIES                                482,003        202,211
<P>
NET INCREASE IN CASH                        33,529         59,146
<P>
CASH BALANCE BEGINNING OF PERIOD             8,400          3,087
<P>
CASH BALANCE END OF PERIOD                 $41,929        $62,233
                                       ==================================
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
            THE AUXER GROUP, INC.
       NOTES TO THE FINANCIAL STATEMENTS
<P>
Note 1 - Organization of Company
         -----------------------
<P>
a.     Creation of the Company
<P>
Auxer Industries, Inc. (the "Company") was formed on June
20, 1920 under the laws of the State of Idaho as The Auxer
Gold Mines with an initial capitalization of 500,000 shares
of common stock, $1.00 par value each and a life of 50
years.  On August 22, 1960, its certificate of
incorporation was amended to change the number of
authorized shares to issue to 10,000,000 common shares $.50
par value each.  On May 2, 1995, the certificate of
incorporation was amended to change the name of the Company
to Auxer Industries, Inc. and to change the number of
authorized shares to 50,000,000 shares of common stock,
$.001 par value each.
<P>
On August 11, 1997 the Company incorporated in the State of
Delaware under the name The Auxer Group, Inc.  In September
1997 the shareholders of the company voted to exchange
their shares on a one for one basis for shares in the new
company, The Auxer Group, Inc.  The new corporate name was
effective January 1, 1998 for accounting and tax purposes.
<P>
b.     Description of the Company
<P>
The Company is an investment holding company that is
comprised of four subsidiaries:  the Harvey Westbury
Corporation, Hardyston Distributors, Inc., CT Industries,
and Universal Filtration Industries.  The Company is a
manufacturer, wholesaler, and distributor with a line of
automotive, marine, and aviation aftermarket and hardware
products.  The Company was considered to be in a
development stage from April 18, 1995 until the end of its
fiscal year December 31, 1997 since it has generated
moderate recovery from the sales of its various product
lines.
<P>
On April 18, 1995, the Company acquired CT Industries, Inc.
("CT"), a New Jersey corporation based in Wayne, New
Jersey.  CT is a distributor of various automotive
products.
<P>
On February 8, 1996, the Company acquired Universal
Filtration Industries, Inc. ("Universal Filtration") a New
York corporation.  Based in Farmingdale, New York,
Universal Filtration has developed the "Fiona Micro Screen
Filter", a replacement upgrade to a component of machinery
used by the dry cleaning industry.
<P>
On October 25, 1996, the Company acquired Harvey-Westbury
Corp. ("Harvey-Westbury"), a New York corporation.  Based
in Farmingdale, New York, Harvey-Westbury is a manufacturer
and wholesaler of various automotive, marine and aviation
products.
<P>
On April 22, 1999, the Company formed Hardyston
Distributors, Inc., a Nevada corporation.  Based in
northern New Jersey, Hardyston Distributors is an
automotive parts distributor.
<P>
Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------
<P>
a.     Basis of Financial Statement Presentation
<P>
The accompanying condensed financial statements are
unaudited.  These statements have been prepared in
accordance with the rules and regulations of the Securities
and Exchange Commission (SEC).  Certain information and
footnote disclosures normally included in financial
statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted
pursuant to such rules and regulations.  In the opinion of
management, all adjustments (which include only normal
recurring adjustments) considered necessary for a fair
presentation have been included.  These financial
statements should be read in conjunction with the Company's
financial statements and notes thereto for the year ended
December 31, 1999, included in the Company's Form 10-KSB as
filed with the SEC.
<P>
The consolidated financial statements presented consist of
the company and its wholly owned subsidiaries CT, Universal
Filtration and Harvey Westbury, all of which are under
common control.  Material inter-company transactions and
balances have been eliminated in the consolidation.
<P>
b.     Earnings per share
<P>
Earnings per share have been computed on the basis of the
total number of shares of common stock outstanding as of
March 31, 2000 of 67,346,645.
<P>
Earnings per share have been computed on the basis of the
total number of shares of common stock outstanding as of
March 31, 1999 of 46,850,097.
<P>
Earnings per share - assuming dilution, have been computed
on the basis of the number of shares of common stock
outstanding as of March 31, 2000 of 94,846,645 and March
31, 1999 of 74,350,097 respectively assuming the dilution
effect of the convertible preferred stock issued and
outstanding.  Each preferred share is convertible to 10
shares of the Company's common stock.  Conversion was
omitted in determining the diluted earnings per share
because the effect was anti-dilutive.
<P>
c.     Receivables
<P>
Allowances against receivables are provided equal to the
estimated collection losses that will be incurred in
collection of all receivables and a reserve for returns and
discounts traditionally taken.  Estimated allowances are
based on historical collection experience coupled with
review of current status of the existing receivables and
amounted to  $24,090 at March 31, 2000.
<P>
d.     Property and Equipment
<P>
Property and equipment are recorded at cost and are
depreciated under the straight-line methods over the
estimated useful lives of the related assets.  Expenditures
for major renewals and betterments that extend the useful
lives of property and equipment are capitalized.
Expenditures for maintenance and repairs are charged to
expenses as incurred.
<P>
e.     Revenue recognition
<P>
Revenue is recognized when products are shipped or services
are rendered.
<P>
f.     Research and development expenses
<P>
Research and development costs are charged to operations
when incurred.
<P>
g.     Use of Estimates
<P>
The preparation of financial statements in conformity with
generally accepted accounting principles requires
management to make estimates and assumptions that effect
the reported amounts of assets and liabilities and
disclosure of contingent assets and liabilities at the date
of the financial statements and the reported amounts of
revenues and expenses during the reporting period.
Accordingly, actual results could differ from those
estimates.
<P>
h.     Impairment of Long-Lived Assets
<P>
In the event that facts and circumstances indicate that the
carrying value of long lived assets, including associated
intangibles, may be impaired, an evaluation of
recoverability is performed by comparing the estimated
future undiscounted cash flows associated with the asset to
the assets carrying amount to determine if a write down to
market value or discounted cash flows is required.
<P>
Note 3 - Acquisitions
         ------------
<P>
a.     Acquisition of CT Industries, Inc.
<P>
On April 18, 1995, the Company acquired all the capital
stock CT, owned equally by Eugene Chiaramonte, Jr. and
Howard Tapen, for 4,000,000 shares of common stock.  The
transaction has been accounted for as a reverse acquisition
and using the purchase method of accounting with historic
costs being the basis of valuation.
<P>
b.     Acquisition of Universal Filtration Industries, Inc.
<P>
On February 10, 1996, the Company entered into a memorandum
of understanding which was formalized on August 7, 1996,
for the acquisition of all of the common shares of
Universal Filtration for 1,500,000 shares of common stock.
Under this agreement, the Company delivered stock
certificates representing 1,000,000 shares.  Certificates
representing 500,000 shares of common stock were issued but
not delivered, as their delivery was premised on the
results of operations as set forth in audited financial
statements. The transaction has been accounted for as a
reverse acquisition and using the purchase method of
accounting with historic costs being the basis of
valuation.
<P>
As of December 20, 1996, the acquisition agreement was
modified as follows because certain economic
representations of Universal were note met:
<P>
Of the 500,000 shares of common stock issued, the delivery
which was contingent on Universal Filtration meeting
various performance objectives, 400,000 shares were
rescinded.
<P>
c.     Acquisition of Harvey-Westbury Corp.
<P>
On October 25, 1996, the Company issued 170,000 shares of
common stock for acquisition of Harvey-Westbury at $.50 per
share. The transaction has been accounted for as a reverse
acquisition and using the purchase method of accounting
with historic costs being the basis of valuation.
<P>
d.     Acquisition of the assets of Hardyston Distributors
<P>
On April 22, 1999 the Company issued 836,700 shares of
common stock at $.1075 per share plus $15,000 for the
purchase of inventory and sundry equipment from Mr. Ernest
DeSaye, a sole proprietor.
<P>
Note 4 - Inventory
         ----------
<P>
Inventory consists of raw materials, work in process and
finished goods and is valued at the lower of cost
determined on the first-in, first-out method or market.
<P>
Note 5 - Debt
         ----
<P>
a.     Security Agreement
<P>
The Company has entered into a security agreement with Finova Growth Finance to borrow money secured by the receivables evidenced by invoices of Harvey-Westbury Corp.
The Company has provided guarantees of the repayment of loans. United agreed to lend an amount equal to 75% of the net value of all Harvey-Westbury's accounts.
<P>
b.     Notes Payable
<P>
The following is a summary of short term debt at March 31, 2000:
<P>
Notes Payable to Creative Capital in the amount of $80,000 payable on demand plus interest at a rate of 8%.
<P>
Long term debt is as follows:
<P>

13.5% installment note, collateralized by vehicle
payable in monthly installments of $239
with the final payment due May, 2001                                  $3,053
<P>
11.5% installment note, collateralized by vehicle,
payable in monthly installments of $188
with the final payment due May 2003.                                   6,015
                                                                      -------
                                                                       9,068
                                               Less current maturities 4,460
                                                                      -------
                                                                      $4,608
                                                                      =======

<P>
Note 6 - Related Party Transactions
         --------------------------
<P>
Issuance of Common Shares
<P>
On April 18, 1995, the Company acquired all the capital CT,
owned equally by Eugene Chiaramonte, Jr. and Howard Tapen,
for 4,000,000 shares of common stock.
<P>
Note 7 - Income Taxes
         ------------
<P>
The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
As of March 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.
<P>
The Company has net operating loss carry forwards for income tax purposes of $(4,828,817) at December 31, 1999.
These carry forward losses are available to offset future taxable income, if any, and expires starting in the year
2011. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.
<P>

Deferred tax asset:                      Dec 31, 1999
-------------------                      ------------
Net Operating loss carry forward          $1,641,798
Valuation allowance                       (1,641,798)
                                         ------------
Net deferred tax assets                           $0
                                         ============

<P>
The Company recognized no income tax benefit for the loss
generated for the periods through December 31, 1999.
<P>
SFAS No. 109 requires that a valuation allowance be
provided if it is more likely than not that some portion of
all of a deferred tax asset will not be realized.  The
Company's ability to realize benefit of its deferred tax
asset will depend on the generation of future taxable
income.  Because the Company has yet to recognize
significant revenue from the sale of its products, the
Company believes that a full valuation allowance should be
provided.
<P>
Note 8 - Business and Credit Concentrations
         ----------------------------------
<P>
The amount reported in the financial statements for cash,
trade accounts receivable and investments approximates fair
market value.  Because the difference between cost and the
lower of cost or market is immaterial, no adjustment has
been recognized and investments are recorded at cost.
<P>
Financial instruments that potentially subject the company
to credit risk consist principally of trade receivables.
Collateral is generally not required.
<P>
Note 9 - Commitments and Contingencies
         -----------------------------
<P>
a.     Lease agreement for office space
<P>
The Company entered into a three-year lease agreement with a nonaffiliated party beginning on November 1, 1996 at 30
Galesi Drive, Wayne, New Jersey for office space.  An
$1,800 security deposit was required with minimum monthly rental payments to be paid as follows:
<P>

Period                                    Annual Rent     Monthly Rent
-------------------------------------------------------------------------
December 1, 1998 to November 30, 1999     $23,777.04     $1,981.42

<P>
Effective November 30, 1999, the company continued to lease the property on a month to month basis basis at the same rate as the last period through February 29, 2000 at which time the lease expired.
<P>
b.     Lease Agreements for Industrial Facilities
<P>
The Company entered into a three-year lease agreement with a non affiliated party beginning on April 1, 1995 and expiring April 1, 1998, at 15 Heisser Court, Farmingdale,
New York, for the Harvey-Westbury operations.  On February
23, 1998, the lease was extended to expire on April 30, 1999. On March 29, 1999 the lease was extended to expire on April 30, 2000. A $5,770 security deposit was required with minimum monthly rental payments to be paid as follows:
<P>

Period                                    Annual Rent     Monthly Rent
-------------------------------------------------------------------------
May 1, 1998 to April 30, 1999             $35,604.00     $2,967.00
May 1, 1999 to April 30, 2000             $36,024.00     $3,002.00

<P>
      The Company assumed the lease agreement with a non affiliated party entered into by Mr. Ernest DeSaye, Jr.
beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional two years was invoked extending the expiration of the lease to February 28, 2002.

Period                                    Annual Rent     Monthly Rent
-------------------------------------------------------------------------
March 1, 1999 to February 28, 2000             $8,700.00     $725.00
March 1, 2000 to February 28, 2001              $9000.00     $750.00
March 1, 2001 to February 28, 2002              $9300.00     $775.00

<P>
The Company entered into a five year lease agreement with a nonaffiliated party beginning on February 1, 2000 and expiring January 31, 2005, at 12 Andrews Drive, West
Paterson, NJ, for their Wayne, NJ and Farmingdale, NY operations. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:
<P>

Period                                    Annual Rent     Monthly Rent
-------------------------------------------------------------------------
Feb. 1, 2000 - Jan. 31, 2001                $85,000     $7,083.34
Feb. 1, 2001 - Jan. 31, 2002                $89,250     $7,437.50
Feb. 1, 2002 - Jan. 31, 2003                $93,500     $7,791.67
Feb. 1, 2003 - Jan. 31, 2004                $97,750     $8,145.84
Feb. 1, 2004 - Jan 31, 2005                $102,000     $8,500.00

<P>
In addition to the minimum monthly rental payments, the
Company must pay real estate taxes, insurance, and
utilities.
<P>
c.     Purchase of Filter Marketing Rights
<P>
In October, 1995, Universal Filtration entered into an
agreement with William Hayday for the purchase of the
worldwide non transferable rights to market the Fiona
Button Trap Filter and the rights to make any future
modification to the design.
<P>
The term of the agreement was October 1, 1995 until
September 30, 1999, when it expired.  The agreement was not
renewed.
<P>
Note 10 - Development Stage Company
          -------------------------
<P>
The Company was considered to be a development stage
company with little operating history and having conducted
research and development and test market activities, funded
the production of multiple sales videos of the Company's
expanded product lines for television and cable
presentation, obtained financing, hired personnel and
developed consulting relationships for the period April 18,
1995 to December 31, 1997.  The Company will also be
dependent upon its ability to raise additional capital to
complete its marketing program, acquiring additional
equipment, management talent, inventory and working capital
to engage in profitable business activity.  Subsequent to
December 31, 1997, the Company's primary attention turned
to routine, on-going activities and ceased to be a
development stage enterprise.
<P>
Note 11 - Segment Information
          -------------------
<P>
Management Policy in Identifying Reportable Segments
<P>
The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements.
<P>
Types of Products and Services
<P>
The Company is an investment holding company that is comprised of four subsidiaries: The Harvey Westbury Corp., Hardyston Distributors Inc., CT Industries, and Universal
Filtration Industries, Inc. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. Hardyston Distributors is a Northern New Jersey based automotive parts distributor.
CT Industries is a distributor of various automotive products. Universal Filtration has in the past manufactured and distributed filters used by the dry cleaning industry and is currently inactive.
<P>
Segment Profit or Loss
<P>
The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.
<P>
The Company's consolidated balance sheet consists of the following subsidiary components as of March 31, 2000:

                             CT      Universal   Hardyston     Harvey
               Auxer     Industries Filtration Distributors, Westbury      Intercompany
              Group, Inc.    Inc.   Industries,   Inc.        Corp.        Eliminations
                                        Inc.
                 ---------------------------------------------------------------------
Balance Sheet
--------------
Current Assets   $36,223     $345       $0       $145,033      $694,987        (5,122)
Fixed Assets      12,269        0    2,705         29,965        17,303             0
Other Assets   2,401,124   19,483        0          1,330             0    (2,379,659)
              -------------------------------------------------------------------------
Total Assets  $2,449,616  $19,828   $2,705       $176,328      $712,290   $(2,384,781)
              =========================================================================
<P>
Liabilities & Stockholders' Equity
<P>
Current
 Liabilities    $289,258  $38,155  $54,451        $94,714       $44,683             0
Long Term
 liabilities           0  327,601  327,622          4,608     1,629,498    (2,284,721)
Stockholders'
 Equity        2,160,358 (345,928)(379,368)        77,006      (961,891)     (100,060)
Total liabilities
 and stockholders'
 equity       $2,449,616  $19,828   $2,705       $176,328      $712,290   $(2,384,781)
<P>
The Company's consolidated statement of operations for the
three month period ended March 31,2000
<P>
Statement of operations
-----------------------
Revenues              $0     $227       $0       $134,685      $400,628
Costs of goods sold    0      177        0         95,001       269,028
               -------------------------------------------------------------------------
Gross profit           0      $50       $0        $39,684      $131,600             0
Operating
 expenses        116,735    1,005      207         56,218        93,999
               -------------------------------------------------------------------------
Net Income
 (loss)       $(116,735)   $(955)   $(207)      $(16,534)     $37,601                0
<P>
The Company's consolidated balance sheet consists of the
following subsidiary components as of March 31, 2000
(Continued):

                      Auxer Group, Inc.
                         Consolidated
                 ---------------------------------------------------------------------
Balance Sheet
--------------
Current Assets           $871,466
Fixed Assets               62,242
Other Assets               42,278
              -------------------------------------------------------------------------
Total Assets             $975,986
              =========================================================================
<P>
Liabilities & Stockholders' Equity
<P>
Current
 Liabilities             $521,261
Long Term
 liabilities                4,608
Stockholders'
 Equity                   450,117
               ------------------------------------------------------------------------
Total liabilities
 and stockholders'       $975,986
 equity
<P>
The Company's consolidated statement of operations for the
three month period ended March 31,2000 continued:
<P>
Statement of operations
-----------------------
Revenues                $535,540
Costs of goods sold      364,206
               -------------------------------------------------------------------------
Gross profit             171,334
Operating
 expenses                268,164
               -------------------------------------------------------------------------
Net Income
 (loss)                 ($96,830)
<P>

The Company's consolidated statement of operations for the three months ended March 31, 1999

                                            Universal                            Auxer
                       Auxer    CT          Filtration Harvey-                   Group
                       Group    Industries  Industries Westbury    Intercompany  Inc.
                        Inc.    Inc.        Inc.       Corp.       Elimination   Consoli-
                                                                                 dated
-----------------------------------------------------------------------------------------
Statement of operations
Revenues                  $0     $181           $0     $69,768                   $69,949
Cost of goods sold         0      136            0      47,707                    47,842
              --------------------------------------------------------------------------
Gross profit              $0      $45            $0    $22,061              0    $22,107
Operating expenses     33,210     1,430         346    142,663                   177,649
              --------------------------------------------------------------------------
Net income (loss)    $(33,210)  $(1,385)      $(346) $(120,602)            $0  $(155,542)
              ==========================================================================

<P>
Note 12 - Stockholders' Equity
          --------------------
<P>
On January 2, 1999, the Company issued 1,500,000 shares and
1,250,000 shares of the Company's preferred stock valued at
$.15 per share to Eugene Chiaramonte, Jr. and Ronald Shaver
respectively as repayment of loans in the amount of
$15,000, reimbursement of expenses of $12,500, and deferred
compensation of $208,500 and $173,750 respectively.
<P>
The Preferred Stock is convertible, at the holder's option,
at any time into shares of the Company's Common Stock at a
rate of ten shares of Common Stock for each share of
Preferred Stock.
<P>
Item 2. Management's Discussion and Analysis or Plan of
        Operation
        ------------------------------------------------
<P>
The Company is a holding company which currently owns four
(4) subsidiaries: The Harvey Westbury Corporation Inc.,
Hardyston Distributors, Inc., CT Industries, Inc., and
Universal Filtration Industries, Inc. (dormant).  Harvey
Westbury assembles and packages automotive accessories
under the name, Easy Test, sells engine treatment under
the name, Formula 2000 Ultimate and sells waxes and
polishes under the name, Garry's Royal Satin to the
automotive, marine, and aviation industries. Hardyston
Distributors, Inc. is a specialty distributor of automotive
parts and accessories to local mechanics, service stations
and dealers. CT Industries, Inc. has been designated to
house any future internet-related business and currently
handles the internet-related sales from the company's
websites as well as other retail programs. In July 1999,
the Company's Board of Directors approved the formation of
a new entity with a focus on Internet related acquisitions
and development.
<P>
RESULTS OF OPERATIONS
FIRST QUARTER ENDED MARCH 31, 2000 AND MARCH 31, 1999.
<P>
The company had sales of $535,540 for the quarter
ended March 31, 2000 as compared to sales of $69,949 for
the quarter ended March 31, 1999. The increase in sales was
attributable to the increase in Harvey Westbury's sales
from its Easy Test products. The company had net losses of
$96,830 or a loss of $0.001 per share for the quarter ended
March 31, 2000 compared to a loss of $155,542 or a loss of
$0.003 per share for the quarter ended March 31, 1999. The
decrease in losses was a result of the increase from sales.
<P>
The company had general and administrative expenses of
$259,273 for the quarter ended March 31, 2000 compared to
$172,712 for the quarter ended March 31, 1999. The increase
in these expenses was attributable to the additional
general and administrative expenses related to Hardyston
Distributors, Inc. which was not in operation until the
quarter ended June 30, 1999.  Additional one-time expenses
were incurred during the relocation of the Company's
headquarters from Wayne, New Jersey to West Paterson, New
Jersey as well as the relocation of Harvey Westbury's
operating/warehouse facility from Farmingdale, New York to
West Paterson, New Jersey. Additional expenses for extra
legal and accounting expenses were incurred in the quarter
ended March 31, 2000 in connection with the filing of the
Company's Form 10-SB. The company had interest expenses of
$2,338 for the quarter ended March 31, 2000 compared to
$2,497 for the quarter ended March 31, 1999. The decrease
in interest expenses was a result of a lower average
principal outstanding on Harvey Westbury's credit facility
in 2000.
<P>
PLAN OF OPERATION
<P>
The Company's plan of operation for the next twelve months
is to continue to develop sales of Harvey Westbury and
Hardyston Distributors. The Company plans for Harvey
Westbury to generate enough sales in fiscal year 2000 to
begin supporting itself. The company plans for Hardyston
Distributors to add an additional location, satellite
warehouse in the 2nd quarter, 2000. The company also plans
to startup or to invest in an Internet technology business
or business that plans to enter into Internet-related
activity within the next twelve months.
<P>
Over the next twelve months, the Company's plans will
require funding to increase Harvey Westbury's and
Hardyston's inventory and vehicles, support Harvey
Westbury's marketing and advertising program for Garry's
Royal Satin waxes and polishes, and support research and
development cost. The company can satisfy its cash
requirements for three to six months without additional
financing.
<P>
The Company has an on-going research and development
program with a focus on adding additional products to the
Easy Test and Garry's Royal Satin product lines within
Harvey Westbury. These programs are planned to continue
over the next twelve months. The company does not plan to
purchase or sell any significant assets during the term,
however the company may lease additional facility
requirements as needed for Hardyston Distributor's
satellite location and additional office space which may be
required for the Company's Internet-related entity and
activities.
<P>
The Company plans to add additional employees over the next
twelve months in Harvey Westbury's production and sales
personnel if the company's sales continue to increase.
Additionally, the company plans to add drivers and sales
personnel in Hardyston Distributors if the company's sales
continue to grow. If the company's Internet entity and/or
business develop over the next twelve months, the company
plans to add personnel to the Internet Entity. The company
may also add administrative and executive personnel under
The Auxer Group.
<P>
Management's plan to overcome its financial difficulties
consists of raising additional capital and increasing
revenues from its subsidiaries that are both required to be
able to achieve profitability. The plan of operations
discloses the Company's plan to grow its subsidiaries
sales. The Company estimates its requirement for additional
funding of $500,000 to support its core business operation
and expansion in the next twelve months.
<P>
The Company will rely on the following to fund its core
business operations and expansion plan over the next 12
months:
<P>
(1) The Company is anticipating increased revenues to be
the primary source to support its operations.
<P>
(2) The Company plans to increase its line of credit to
assist in financing inventory requirements as well as
working capital. The Company will require an increase in
its credit line to $500,000.
<P>
(3) The Company expects to raise additional funding
pursuant to the exemption under Rule 506 of Regulation D of
the Act to support its core business as well as the
on-going expansion plan which consists of investing in
additional marketing programs, increasing inventory, and
adding equipment.
<P>
(4) The Company will require additional financing for any
future acquisitions or Internet related business
development. The Company plans to raise additional capital
of approximately $2,000,000 to $5,000,000 through a private
placement and/or registered offering in the 2nd or 3rd
quarter of 2000.
<P>
TRENDS, EVENTS, OR UNCERTAINTIES WITH MATERIAL IMPACTS
<P>
The Company's ability to achieve profitability will depend,
in part, on its ability to successfully increase its
revenues from its core business operations.  The Company
will require additional funding through external sources in
order to achieve profitability.  There is no assurance that
the Company will be able to successfully raise the
additional funding or increase its revenue in order to
achieve profitability.
The Company relocated its headquarters operations for The
Auxer Group, Inc., Harvey Westbury Corp., Hardyston
Distributors, Inc., and CT Industries, Inc. from 30 Galesi
Drive, Wayne, New Jersey to 12 Andrews Drive, West
Paterson, New Jersey 07424.  Additionally, the Company
relocated Harvey Westbury's manufacturing and warehouse
operation from 15 Heisser Court, Farmingdale New York to 12
Andrews Drive, West Paterson New Jersey 07424.
<P>
ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB
REFLECT MANAGEMENT'S BEST JUDGEMENT BASED ON FACTORS
CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINIES.  ACTUAL
RESULTS MAY VARY MATERIALLY.
<P>
SOURCES OF LIQUIDITY
<P>
The company's subsidiary, Harvey Westbury has a credit
facility agreement with Finova Capital (formerly United
Credit Corp). The credit facility currently permits
borrowings of up to $150,000 against a fixed percentage of
75% of eligible accounts receivable. The interest rate on
the line of credit is basic interest on the daily-unpaid
cash balances outstanding during each month at a rate equal
to the prime rate plus 8% per annum. The rate shall not be
less than 16 3/4% per annum nor more than the maximum
permitted by applicable law. The credit facility agreement
requires a commitment fee of $1,750 per annum.
<P>
For the quarter ended March 31, 2000, the Company paid for
operations by raising $482,003 through common stock
issuance and debt borrowings after payments to short term
debts. The Company had Notes Payable to shareholders of
$113,444 and had other notes payable of $84,608 on March
31, 2000. The Company had loans outstanding against its
credit line of $84,460 under a security agreement with
Finova Capital to borrow money secured by the receivable
evidenced by invoices of Harvey Westbury Corp. The Company
has provided guarantees of the repayment of loans. Finova
agreed to lend an amount equal to 75% of the net value of
all Harvey Westbury accounts. The Company did not sell or
issue any common stock to provide for services rendered,
consulting requirements and operating and investment
activities during the quarter ended March 31, 2000.
<P>
In comparison for the quarter ended March 31, 1999, the
Company paid for operations by raising $202,211 through
common stock issuance and debt borrowing after payment to
short term debts. The Company Other Notes Payable of
$196,900 on March 31, 1999. The Company had loans
outstanding against its credit line of $28,275 under a
security agreement with Finova Capital to borrow money
secured by the receivable evidenced by invoices of Harvey
Westbury Corp. The Company has provided guarantees of the
repayment of loans. Finova agreed to lend an amount equal
to 75% of the net value of all Harvey Westbury accounts. On
January 2, 1999, the Company issued preferred stock of
$412,500 in repayment of loans and expenses due to
shareholder and deferred compensation. On February 2, 1999
and February 16, 1999, the Company issued common stock of
$39,020 to MYD Distributors for a legal settlement. The
Company issued common stock of $100,000 to provide for
services rendered, consulting requirements and operating
and investment activities during the quarter ended March
31, 1999.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.
<P>
The Company has the following pending or threatened
litigation:
<P>
Ross & Craig  Solicitors v. Auxer Industries, Inc. -
Superior Court of New Jersey, Law Division, Passaic
County - Index No. L1598-98.  This is a case brought by
an English partnership against us.  Ross & Craig is
requesting the sum of $46,666.23 plus interest accruing
from 1997 for work, labor and services rendered.  This
case should have been  commenced in England against one
of Auxer's subsidiary or affiliate  corporations and
perhaps against certain  management of Auxer
individually.  To date there has been a complaint served
and an answer filed. We have a pending  motion to extend
discovery.  The  Company  plans to  contest the case
vigorously.  To date we cannot estimate the likelihood of
success of the defense because discovery has not yet
begun.
<P>
Eileen M. Huff, et. al. v. Harvey  Westbury Corp. and
Auxer Industries, Inc. - Supreme Court of the State of
New York, Suffolk County, Index  No. 29090-97 and Suffolk
County District Court, First District Civil Court of New
York, Index No. CEC67098; and Lorraine Duff v. Harvey
Westbury (and Auxer) and Suffolk County District Court,
First District Civil Court of New York, Index No.CEC67-98.
These cases all involved Auxer's purchase of Harvey
Westbury. They are  about  the  "wrongful   termination"
of one employee, and the alleged non-payment of insurance premiums for another. The Company filed answers to all lawsuits. In July 1999, the Lorraine Duff case was settled whereby the parties signed a settlement agreement. The Company agreed to pay the sum of $5,000 in 10 monthly installments of $500 each. Payments commenced in August 1999 and will continue until May
2000. With respect to the other lawsuit, the Company plans to defend its position vigorously. To date, we can not estimate the likelihood that Auxer will be successful in defending this lawsuit.
<P>
Crain Associated Enterprises, Inc. v. Ron Shaver d/b/a
Universal Filtration and Universal Filtration Industries,
Inc. - Superior Court of New Jersey, Special Civil Part,
Passaic County, Docket No. DC 5315-99. The lawsuit was commenced on June 16, 1999. Plaintiff sued for the sum of $9,999 (the maximum allowed by law in the State of New Jersey in the Special Civil Part) based on an outstanding accounts payable due by Universal Filtration.
Subsequently, this case was dismissed on March 27, 2000.
<P>
The Company is not currently aware of any other pending, past or present litigation that would be considered to have a material effect on the Company. The
Company considers that any litigation under 10% of its net assets is not material. There are no known bankruptcy or receivership issues outstanding and has no known securities law violations. Additionally, the Company has no known legal proceedings in which certain corporate insiders or affiliates of the issuer are in a position that is adverse to the issuer.
<P>
Item 2. Changes in Securities.
<P>
From January 24 through January 28, 2000, the Company issued an aggregate of 8,266,666 shares of its common stock in cash consideration of $248,000 to 3 sophisticated investors pursuant to an exemption from registration under Rule 504 of Regulation D (Section 51-3.19 of the Colorado
Securities Act - Model Accredited Investor Exemption).
Such investors were accredited investors and had access to or were provided with relevant financial and other information relating to the Company. The issuances were as follows:

       Date Issued     Investor     Cash Consideration     # of Shares
       ------------    --------     ------------------     ------------
         1-24-00       Orienstar         $60,000            2,000,000
         1-26-00       LI Inc.           $50,000            1,666,666
         1-28-00       JDT, LLC         $138,000            4,600,000
                                    -------------------    ------------
       Total                            $248,000            8,266,666
<P>

<P>
In March, 2000, the Company issued an aggregate of 2,343,182 restricted shares of its common stock in cash consideration of $129,375 to 5 sophisticated investors pursuant to an exemption from registration under Section
4(2) of the Securities Act of 1933. Such investors were qualified investors based on their financial resources and knowledge of investments, and had access to or were provided with relevant financial and other information relating to the Company. The issuances were as follows:

       Date Issued     Investor                  Cash Consideration     # of Shares
       ------------    --------                  ------------------     ------------
         3-1-00        Steve Trobiano               $19,500                 300,000
        3-17-00        Jan Talamo                   $11,500                 209,091
        3-17-00        Frank Palmeri                $11,500                 209,091
        3-21-00        Stewart & Jerry Schwartz     $61,875               1,125,000
        3-24-00        Thomas Trobiano               $25,00                 500,000
                                                 -----------------------------------
                                                $129,375.00               2,343,182

<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders.
<P>
On January 23, 2000, the directors of the Company
authorized a Regulation D Rule 504 Offering (pursuant
to Section 51-3.19 of the Colorado Securities Act-Model Accredited Investor Exemption) in which the Company issued an aggregate of 8,266,666 shares of its common stock in cash
consideration of $248,000 to 3 sophisticated investors.
Such investors were accredited based on their financial
resources and had access to or were provided with relevant
financial and other information relating to the Company.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-QSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
                      THE AUXER GROUP, INC.
                      (Registrant)
Date: May 15, 2000          /s/ Eugene Chiaramonte, Jr.
                            ---------------------------
                                Eugene Chiaramonte, Jr.
                                President, Chief Executive
                                Officer and Director
<P>