Form 10QSB
period 2000-06-30
AUXER GROUP INC
filed 2000-08-15
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended June 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from               to
<P>
             Commission File No. 0-30440
<P>
                  THE AUXER GROUP, INC.
     (Name of Small Business Issuer in Its Charter)
<P>
Delaware                              22-3537927
(State or Other Jurisdiction of    (I.R.S. Employer
 Incorporation or Organization)    Identification No.)
<P>
12 Andrews Drive, West Paterson, New Jersey     07424
(Address of Principal Executive Offices)      (Zip Code)
<P>
                     (973) 890-4925
     (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
                    Yes   X      No
                        -----      -----
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000, the Company had 96,812,030 shares of Common Stock outstanding, $0.0001 par value.
<P>
             Index to Financial Statements
               The Auxer Group, Inc.
<P>

Accountant's Report                            2
<P>
Consolidated Balance Sheets                    3-4
<P>
Consolidated Statement of Income
 and Retained Earnings                         5
<P>
Consolidated Statement of Cash Flows           6
<P>
Notes to Consolidated Financial
 Statements                                    7-15
<P>
Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings
<P>
Item 2.  Changes in Securities.
<P>
Item 3.  Defaults Upon Senior Securities.
<P>
Item 4. Submission of Matters to a
        Vote of Security Holders.
<P>
Item 5.  Other Information
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
Signatures

<P>
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
BASIS OF PRESENTATION
The accompanying reviewed financial statements are
presented in accordance with generally accepted
accounting principles for interim financial
information and the instructions to Form 10-QSB and
item 310 under subpart A of Regulation S-B.
Accordingly, they do not include all of the
information and footnotes required by generally
accepted accounting principles for complete
financial statements.  The accompanying statements
should be read in conjunction with the audited
financial statements for the years ended December
31, 1999 and 1998.  In the opinion of management,
all adjustments (consisting only of normal occurring
accruals) considered necessary in order to make the
financial statements not misleading, have been
included.  Operating results for the three months
ended June 30, 2000 are not necessarily indicative
of results that may be expected for the year ending
December 31, 2000.  The financial statements are
presented on the accrual basis.
<P>
               EDELMAN & KALOSIEH, CPAs P.A.
              CERTIFIED PUBLIC ACCOUNTANTS
                    15-01 BROADWAY
               FAIR LAWN, NEW JERSEY  07470
                       ----------
                   TEL (201) 797-4490
                   FAX (201) 797-0881
<P>
GEORGE A. KALOSIEH, CPA
JOSEPH F. SHACKIL, CPA
PAUL MEOLA, CPA
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS
N.J. SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
------------
DONALD L. EDELMAN, CPA (RETIRED)
To the Board of Directors
The Auxer Group, Inc.
West Paterson, NJ 07424
<P>
            Independent Accountant's Report
<P>
We have reviewed the accompanying balance sheet of
The Auxer Group, Inc. and consolidated subsidiaries
as of June 30, 2000, and the related statements of
income and retained earnings for the three and six
months ended June 30, 2000 and June 30, 1999, and
cash flows for the six months ended June 30, 2000
and June 30, 1999, in accordance with Statements on
Standards for Accounting and Review Services issued
by the American Institute of Certified Public
Accountants.  All information included in these
financial statements is the representation of the
management of The Auxer Group, Inc.
<P>
We conducted our review in accordance with
standards established by the American Institute of
Certified Public Accountants.  A review of interim
financial information consists principally of
applying analytical procedures to financial data
and making inquiries of persons responsible for
financial and accounting matters.  It is
substantially less in scope than an audit conducted
in accordance with generally accepted auditing
standards, the objective of which is the expression
of an opinion regarding the financial statements
taken as a whole.  Accordingly, we do not express
such an opinion.
<P>
Based on our review, we are not aware of any
material modifications that should be made to the
accompanying financial statements for them to be in
conformity with generally accepted accounting
principles.
<P>
/s/ EDELMAN & KALOSIEH, CPA'S PA
August 3, 2000
<P>
                THE AUXER GROUP, INC.
         CONDENSED CONSOLIDATED BALANCE SHEET
                   June 30, 2000
                     (Unaudited)

Current assets:
<P>
Cash                                                     $19,420
<P>
Accounts receivable (net of allowances $24,090)          362,696
<P>
Inventory                                                639,386
                                                    -------------
Total current assets                                   1,021,502
                                                    -------------
Property and Equipment
<P>
Vehicles                                                  34,960
<P>
Furniture and fixtures                                    14,263
<P>
Machinery and equipment                                   68,273
<P>
Leasehold improvements                                     7,879
                                                    -------------
                                                         125,375
<P>
Less:  accumulated depreciation                          (45,426)
                                                    -------------
Property and equipment (Net)                              79,949
                                                    -------------
Other assets:
<P>
   Security deposit                                       22,113
<P>
   Other Receivables                                      23,283
                                                    -------------
   Total other assets                                     45,396
                                                    -------------
Total assets                                          $1,146,847
                                                     ==============
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET
                June 30, 2000
                  (Unaudited)

<P>
Current liabilities
<P>
  Accounts payable and accrued expenses                 $350,948
<P>
  Credit Line                                             64,203
<P>
  Notes payable                                           84,278
<P>
  Notes payable-shareholders                              85,368
                                                       ----------
Total current liabilities                                584,797
<P>
Long Term Debt, less current maturities                    3,702
<P>
Stockholders' Equity
<P>
  Capital stock-authorized 150,000,000 shares,
   $.001 par value per share                              78,912
<P>
  Preferred stock - authorized 25,000,000 shares
   $.001 par value per share, 2,750,000
   shares outstanding in 1999                              2,750
<P>
  Additional paid in capital                           5,883,416
<P>
  Accumulated deficit                                 (5,406,730)
                                                     ------------
Total stockholders' equity                               558,348
                                                     ------------
Total liabilities and stockholders' equity            $1,146,847
                                                     ============
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENT OF
           INCOME AND RETAINED EARNINGS
                    (Unaudited)

                                            Three Months Ended
                                    June 30, 2000     June 30, 1999
<P>
Income                                   $515,378          $319,998
<P>
Less cost of good sold                    341,247           212,360
                                    ----------------------------------
<P>
Gross profit                              174,131           107,638
                                    ----------------------------------
Operations:
<P>
  General and administrative              644,735           641,276
<P>
  Depreciation                              4,811             3,028
<P>
  Interest expense                          5,667             3,806
                                     ---------------------------------
  Total expenses                          655,213           648,110
                                     ---------------------------------
Income (loss) from operations            (481,082)         (540,472)
<P>
Other Income (Expense)
<P>
  Loss on Abandonment of
   Leasehold Improvements                       0                 0
                                     ---------------------------------
Net income (loss)before
extraordinary items                      (481,082)         (540,472)
<P>
Extraordinary item, gain on
forgiveness of debt                             0            99,780
                                     ---------------------------------
Net Income (loss)                        (481,082)         (440,692)
<P>
Accumulated deficit at beginning       (4,925,648)       (4,009,232)
                                      -------------------------------
Accumulated deficit at end            $(5,406,730)     $ (4,449,924)
                                      ===============================
<P>
Net income (loss) per common share        $(0.006)         $(0.009)
                                      ===============================
Net income (loss) per common share
   assuming dilution                      $(0.005)         $(0.006)
                                      ===============================
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENT OF
           INCOME AND RETAINED EARNINGS (CONTINUED)
                    (Unaudited)

                                            Six Months Ended
                                    June 30, 2000     June 30, 1999
<P>
Income                                $ 1,050,918          $389,947
<P>
Less cost of good sold                    705,453           260,202
                                    ----------------------------------
<P>
Gross profit                              345,465           129,745
                                    ----------------------------------
Operations:
<P>
  General and administrative              904,008           813,988
<P>
  Depreciation                              8,846             5,468
<P>
  Interest expense                          8,005             6,303
                                     ---------------------------------
  Total expenses                          920,859           825,759
                                     ---------------------------------
Income (loss) from operations            (575,394)         (696,014)
<P>
Other Income (Expense)
<P>
  Loss on Abandonment of
   Leasehold Improvements                  (2,518)                0
                                     ---------------------------------
Net income (loss)before
extraordinary items                      (577,912)         (696,014)
<P>
Extraordinary item, gain on
forgiveness of debt                             0            99,780
                                     ---------------------------------
Net Income (loss)                        (577,912)         (596,234)
<P>
Accumulated deficit at beginning       (4,828,818)       (3,853,690)
                                      -------------------------------
Accumulated deficit at end            $(5,406,730)     $ (4,449,924)
                                      ===============================
<P>
Net income (loss) per common share        $(0.007)          $(0.012)
                                      ===============================
Net income (loss) per common share
   assuming dilution                      $(0.005)         $ (0.008)
                                      ===============================
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited)

                                            Six Months Ended
                                    June 30, 2000     June 30, 1999
<P>
CASH FLOWS FROM OPERATING ACTIVITIES
<P>
Net profit (loss)                         $(577,912)     $(596,234)
Depreciation                                  8,846          5,468
Common Stock Issued For Services            589,313         39,240
Loss on Leasehold Improvements                2,518        385,000
Extraordinary item, gain on
 forgiveness of debt                              0         99,780
                                    -----------------------------------
                                             22,765        (66,746)
(Increase) decrease:
<P>
Accounts receivable                        (270,326)      (124,611)
Inventory                                  (348,661)       (97,270)
Prepaid expenses                                  0         (1,592)
Subscriptions receivable                          0         13,000
<P>
Increase (decrease):
<P>
Accounts payable & accrued expenses         243,061        (83,551)
                                    -----------------------------------
TOTAL CASH FLOW FROM OPERATIONS            (353,161)      (360,770)
<P>
CASH FLOWS FROM INVESTING ACTIVITIES
<P>
  Purchase property, inventory and
   equipment                                (58,555)      (111,046)
  Security deposit                            2,186           (864)
                                     -----------------------------------
<P>
TOTAL CASH FLOWS FROM
 INVESTING ACTIVITIES                       (56,369)      (111,910)
                                     -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
<P>
  Borrowings/payments under line
   of credit agreement (net)                 32,835         48,298
  Proceeds from short term debt                   0              0
  Payments on short term debt                     0       (110,000)
  Proceeds on long term debt                  6,478          5,000
  Payments on long term debt                 (2,176)          (208)
  Shareholder loan payable                    7,978         83,558
  Sale of common stock                      375,435        460,165
 Sale of preferred stock                          0         27,500
                                      ----------------------------------
<P>
TOTAL CASH FLOWS FROM FINANCING
 ACTIVITIES                                 420,550        514,313
<P>
NET INCREASE IN CASH                         11,020         41,633
<P>
CASH BALANCE BEGINNING OF PERIOD              8,400          3,087
                                       ---------------------------------
CASH BALANCE END OF PERIOD                 $ 19,420        $44,720
                                       ==================================
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
            THE AUXER GROUP, INC.
       NOTES TO THE FINANCIAL STATEMENTS
<P>
Note 1 - Organization of Company
         -----------------------
a.     Creation of the Company
<P>
Auxer Industries, Inc. (the "Company") was formed on June
20, 1920 under the laws of the State of Idaho as The Auxer
Gold Mines with an initial capitalization of 500,000 shares
of common stock, $1.00 par value each and a life of 50
years.  On August 22, 1960, its certificate of
incorporation was amended to change the number of
authorized shares to issue to 10,000,000 common shares $.50
par value each.  On May 2, 1995, the certificate of
incorporation was amended to change the name of the Company
to Auxer Industries, Inc. and to change the number of
authorized shares to 50,000,000 shares of common stock,
$.001 par value each.
<P>
On August 11, 1997 the Company incorporated in the State of
Delaware under the name The Auxer Group, Inc.  In September
1997 the shareholders of the company voted to exchange
their shares on a one for one basis for shares in the new
company, The Auxer Group, Inc.  The new corporate name was
effective January 1, 1998 for accounting and tax purposes.
<P>
b.     Description of the Company
<P>
The Company is an investment holding company that is
comprised of four subsidiaries:  the Harvey Westbury
Corporation, Hardyston Distributors, Inc., CT Industries,
and Universal Filtration Industries.  The Company is a
manufacturer, wholesaler, and distributor with a line of
automotive, marine, and aviation aftermarket and hardware
products.  The Company was considered to be in a
development stage from April 18, 1995 until the end of its
fiscal year December 31, 1997 since it has generated
moderate recovery from the sales of its various product
lines.
<P>
On April 18, 1995, the Company acquired CT Industries, Inc.
("CT"), a New Jersey corporation based in Wayne, New
Jersey.  CT is a distributor of various automotive
products.
<P>
On February 8, 1996, the Company acquired Universal
Filtration Industries, Inc. ("Universal Filtration") a New
York corporation.  Based in Farmingdale, New York,
Universal Filtration has developed the "Fiona Micro Screen
Filter", a replacement upgrade to a component of machinery
used by the dry cleaning industry.
<P>
On October 25, 1996, the Company acquired Harvey-Westbury
Corp. ("Harvey-Westbury"), a New York corporation.  Based
in Farmingdale, New York, Harvey-Westbury is a manufacturer
and wholesaler of various automotive, marine and aviation
products.
<P>
On April 22, 1999, the Company formed Hardyston
Distributors, Inc., a Nevada corporation.  Based in
northern New Jersey, Hardyston Distributors is an
automotive parts distributor.
<P>
Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------
a.     Basis of Financial Statement Presentation
<P>
The accompanying condensed financial statements are
unaudited.  These statements have been prepared in
accordance with the rules and regulations of the Securities
and Exchange Commission (SEC).  Certain information and
footnote disclosures normally included in financial
statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted
pursuant to such rules and regulations.  In the opinion of
management, all adjustments (which include only normal
recurring adjustments) considered necessary for a fair
presentation have been included.  These financial
statements should be read in conjunction with the Company's
financial statements and notes thereto for the year ended
December 31, 1999, included in the Company's Form 10-KSB as
filed with the SEC.
<P>
The consolidated financial statements presented consist of
the company and its wholly owned subsidiaries CT, Universal
Filtration and Harvey Westbury, all of which are under
common control.  Material inter-company transactions and
balances have been eliminated in the consolidation.
<P>
b.     Loss per share
<P>
Loss per share have been computed on the basis of the total
number of shares of common stock outstanding as of June 30,
2000 of 78,912,030.
<P>
Loss per share have been computed on the basis of the total
number of shares of common stock outstanding as of June 30,
1999 of 48,836,797.
<P>
Loss per share - assuming dilution, have been computed on
the basis of the number of shares of common stock
outstanding as of June 30, 2000 of 106,412,030 and June 30,
1999 of 76,336, 797 respectively assuming the dilution
effect of the convertible preferred stock issued and
outstanding.  Each preferred share is convertible to 10
shares of the Company's common stock.  Conversion was
omitted in determining the diluted earnings per share
because the effect was anti-dilutive.
<P>
c.     Receivables
<P>
Allowances against receivables are provided equal to the
estimated collection losses that will be incurred in
collection of all receivables and a reserve for returns and
discounts traditionally taken.  Estimated allowances are
based on historical collection experience coupled with
review of current status of the existing receivables and
amounted to $24,090 at June 30, 2000.
<P>
d.     Property and Equipment
<P>
Property and equipment are recorded at cost and are
depreciated under the straight-line methods over the
estimated useful lives of the related assets.  Expenditures
for major renewals and betterments that extend the useful
lives of property and equipment are capitalized.
Expenditures for maintenance and repairs are charged to
expenses as incurred.
<P>
e.     Revenue recognition
<P>
Revenue is recognized when products are shipped or services
are rendered.
<P>
f.     Research and development expenses
<P>
Research and development costs are charged to operations
when incurred.
<P>
g.     Use of Estimates
<P>
The preparation of financial statements in conformity with
generally accepted accounting principles requires
management to make estimates and assumptions that effect
the reported amounts of assets and liabilities and
disclosure of contingent assets and liabilities at the date
of the financial statements and the reported amounts of
revenues and expenses during the reporting period.
Accordingly, actual results could differ from those
estimates.
<P>
h.     Impairment of Long-Lived Assets
<P>
In the event that facts and circumstances indicate that the
carrying value of long lived assets, including associated
intangibles, may be impaired, an evaluation of
recoverability is performed by comparing the estimated
future undiscounted cash flows associated with the asset to
the assets carrying amount to determine if a write down to
market value or discounted cash flows is required.
<P>
Note 3 - Acquisitions
         ------------
a.     Acquisition of CT Industries, Inc.
<P>
On April 18, 1995, the Company acquired all the capital
stock CT, owned equally by Eugene Chiaramonte, Jr. and
Howard Tapen, for 4,000,000 shares of common stock.  The
transaction has been accounted for as a reverse acquisition
and using the purchase method of accounting with historic
costs being the basis of valuation.
<P>
b.     Acquisition of Universal Filtration Industries, Inc.
<P>
On February 10, 1996, the Company entered into a memorandum
of understanding which was formalized on August 7, 1996,
for the acquisition of all of the common shares of
Universal Filtration for 1,500,000 shares of common stock.
Under this agreement, the Company delivered stock
certificates representing 1,000,000 shares.  Certificates
representing 500,000 shares of common stock were issued but
not delivered, as their delivery was premised on the
results of operations as set forth in audited financial
statements. The transaction has been accounted for as a
reverse acquisition and using the purchase method of
accounting with historic costs being the basis of
valuation.
<P>
As of December 20, 1996, the acquisition agreement was
modified as follows because certain economic
representations of Universal were note met:
<P>
Of the 500,000 shares of common stock issued, the delivery
which was contingent on Universal Filtration meeting
various performance objectives, 400,000 shares were
rescinded.
<P>
c.     Acquisition of Harvey-Westbury Corp.
<P>
On October 25, 1996, the Company issued 170,000 shares of
common stock for acquisition of Harvey-Westbury at $.50 per
share. The transaction has been accounted for as a reverse
acquisition and using the purchase method of accounting
with historic costs being the basis of valuation.
<P>
d.     Acquisition of the assets of Hardyston Distributors
<P>
On April 22, 1999 the Company issued 836,700 shares of
common stock at $.1075 per share plus $15,000 for the
purchase of inventory and sundry equipment from Mr. Ernest
DeSaye, a sole proprietor.
<P>
Note 4 - Inventory
         -------------
<P>
Inventory consists of raw materials, work in process and
finished goods and is valued at the lower of cost
determined on the first-in, first-out method or market.
<P>
Note 5 - Debt
         -----
a.     Security Agreement
<P>
The Company has entered into a security agreement with Finova Growth Finance to borrow money secured by the receivables evidenced by invoices of Harvey-Westbury Corp.
The Company has provided guarantees of the repayment of loans. Finova agreed to lend an amount equal to 75% of the net value of all Harvey-Westbury's accounts.
<P>
b.     Notes Payable
<P>
The following is a summary of short term debt at June 30, 2000:
<P>
Notes Payable to Creative Capital in the amount of $80,000 payable on demand plus interest at a rate of 8%.
<P>
Long term debt is as follows:

   13.5% installment note, collateralized by vehicle
   payable in monthly installments of $239
   with the final payment due May, 2001                               $2428
<P>
   11.5% installment note, collateralized by vehicle,
   payable in monthly installments of $188
   with the final payment due May 2003.                                5552
                                                                      -------
                                                                       7980
                                         Less current maturities       4278
                                                                      -------
                                                                      $3702
                                                                      =======

Note 6 - Related Party Transactions
         --------------------------
Issuance of Common Shares
<P>
On April 18, 1995, the Company acquired all the capital CT,
owned equally by Eugene Chiaramonte, Jr. and Howard Tapen,
for 4,000,000 shares of common stock.
<P>
Note 7 - Income Taxes
         ------------
<P>
The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
As of June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.
<P>
The Company has net operating loss carry forwards for income tax purposes of $(4,828,817) at December 31, 1999.
These carry forward losses are available to offset future taxable income, if any, and expires starting in the year
2011. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.
<P>

Deferred                                   Dec 31, 1999
tax asset:
Net Operating loss                        $1,641,798
carry forward
Valuation                                 (1,641,798)
allowance
Net deferred tax                                  $0
assets                                    ============
<P>

<P>
The Company recognized no income tax benefit for the loss
generated for the periods through December 31, 1999.
<P>
SFAS No. 109 requires that a valuation allowance be
provided if it is more likely than not that some portion of
all of a deferred tax asset will not be realized.  The
Company's ability to realize benefit of its deferred tax
asset will depend on the generation of future taxable
income.  Because the Company has yet to recognize
significant revenue from the sale of its products, the
Company believes that a full valuation allowance should be
provided.
<P>
Note 8 - Business and Credit Concentrations
         ----------------------------------
<P>
The amount reported in the financial statements for cash,
trade accounts receivable and investments approximates fair
market value.  Because the difference between cost and the
lower of cost or market is immaterial, no adjustment has
been recognized and investments are recorded at cost.
<P>
Financial instruments that potentially subject the company
to credit risk consist principally of trade receivables.
Collateral is generally not required.
<P>
Note 9 - Commitments and Contingencies
         -----------------------------
a.     Lease agreement for office space
<P>
The Company entered into a three-year lease agreement with a nonaffiliated party beginning on November 1, 1996 at 30
Galesi Drive, Wayne, New Jersey for office space. A $1,800 security deposit was required with minimum monthly rental payments to be paid as follows:

Period                                    Annual Rent     Monthly Rent
December 1, 1998 to November 30, 1999     $23,777.04     $1,981.42

<P>
Effective November 30, 1999, the company continued to lease the property on a month to month basis at the same rate as the last period through February 29, 2000 at which time the lease expired.
<P>
b.     Lease Agreements for Industrial Facilities
<P>
The Company entered into a three-year lease agreement with a non affiliated party beginning on April 1, 1995 and expiring April 1, 1998, at 15 Heisser Court, Farmingdale,
New York, for the Harvey-Westbury operations.  On February
23, 1998, the lease was extended to expire on April 30, 1999. On March 29, 1999 the lease was extended to expire on April 30, 2000. A $5,770 security deposit was required with minimum monthly rental payments to be paid as follows:
<P>

Period                                    Annual Rent     Monthly Rent
May 1, 1998 to April 30, 1999             $35,604.00     $2,967.00
May 1, 1999 to April 30, 2000             $36,024.00     $3,002.0

<P>
      The Company assumed the lease agreement with a non affiliated party entered into by Mr. Ernest DeSaye, Jr.
beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional two years was invoked extending the expiration of the lease to February 28, 2002.
<P>

Period                                    Annual Rent     Monthly Rent
March 1, 1999 to February 28, 2000        $8700.00        $725.00
March 1, 2000 to February 28, 2001        $9000.00        $750.00
March 1, 2001 to February 28, 2002        $9300.00        $775.00

<P>
The Company entered into a five year lease agreement with a nonaffiliated party beginning on February 1, 2000 and expiring January 31, 2005, at 12 Andrews Drive, West
Paterson, NJ, for their Wayne, NJ and Farmingdale, NY operations. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:

Period                                    Annual Rent     Monthly Rent
Feb. 1, 2000 - Jan. 31, 2001                $85,000     $7,083.34
Feb. 1, 2001 - Jan. 31, 2002                $89,250     $7,437.50
Feb. 1, 2002 - Jan. 31, 2003                $93,500     $7,791.67
Feb. 1, 2003 - Jan. 31, 2004                $97,750     $8,145.84
Feb. 1, 2004 - Jan. 31, 2005                $102,000    $8,500.00

<P>
In addition to the minimum monthly rental payments, the
Company must pay real estate taxes, insurance, and
utilities.
<P>
c.     Purchase of Filter Marketing Rights
<P>
In October, 1995, Universal Filtration entered into an
agreement with William Hayday for the purchase of the
worldwide non transferable rights to market the Fiona
Button Trap Filter and the rights to make any future
modification to the design.
<P>
The term of the agreement was October 1, 1995 until
September 30, 1999, when it expired.  The agreement was not
renewed.
<P>
Note 10 - Development Stage Company
          -------------------------
<P>
The Company was considered to be a development stage
company with little operating history and having conducted
research and development and test market activities, funded
the production of multiple sales videos of the Company's
expanded product lines for television and cable
presentation, obtained financing, hired personnel and
developed consulting relationships for the period April 18,
1995 to December 31, 1997.  The Company will also be
dependent upon its ability to raise additional capital to
complete its marketing program, acquiring additional
equipment, management talent, inventory and working capital
to engage in profitable business activity.  Subsequent to
December 31, 1997, the Company's primary attention turned
to routine, on-going activities and ceased to be a
development stage enterprise.
<P>
Note 11 - Segment Information
          -------------------
<P>
Management Policy in Identifying Reportable Segments
<P>
The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements.
<P>
Types of Products and Services
<P>
The Company is an investment holding company that is comprised of four subsidiaries: The Harvey Westbury Corp., Hardyston Distributors Inc., CT Industries, and Universal
Filtration Industries, Inc. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. Hardyston Distributors is a Northern New Jersey based automotive parts distributor.
CT Industries is a distributor of various automotive products. Universal Filtration has in the past manufactured and distributed filters used by the dry cleaning industry and is currently inactive.
<P>
Segment Profit or Loss
<P>
The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.
<P>
The Company's consolidated balance sheet consists of the following subsidiary components as of June 30,2000.

                             CT      Universal   Hardyston     Harvey
               Auxer     Industries Filtration Distributors, Westbury      Intercompany
              Group, Inc.    Inc.   Industries,   Inc.        Corp.        Eliminations
                                        Inc.
                 ---------------------------------------------------------------------
Balance Sheet
--------------
Current Assets   $49,029     $2,218       $0       $252,411   $722,966        (5,122)
Fixed Assets      12,132        0    2,498         34,295        31,024             0
Other Assets   2,498,582   19,483        0          1,829             0    (2,474,498)
              -------------------------------------------------------------------------
Total Assets  $2,559,743  $21,701   $2,498       $288,535      $753,990   $(2,479,620)
              =========================================================================
<P>
Liabilities & Stockholders' Equity
<P>
Current
 Liabilities    $184,858  $41,276  $54,451        $164,034      $156,885     (16,707)
  0
Long Term
 liabilities           0  327,601  327,622          71,332     1,640,000    (2,362,853)
Stockholders'
 Equity        2,374,885 (347,176)(379,575)        53,169     (1,042,895)     (100,060)
Total liabilities
 and stockholders'
 equity       $2,559,743  $21,701   $2,498       $288,535      $753,990   $(2,479,620)
<P>
The Company's consolidated statement of operations for the
six month period ended June 30,2000
<P>
Statement of operations
-----------------------
Revenues              $0     $1,348       $0       $323,306      $726,267
Costs of goods sold    0      1,239        0        232,199       472,014
               -------------------------------------------------------------------------
Gross profit           0      $106        $0       $91,107      $254,253             0
Operating
 expenses        585,252      2,308      414        131,479      201,407
               -------------------------------------------------------------------------
Income (loss)  $(585,252)     2,202     (414)       (40,372)     52,846             0
Other Income     ($2,518)   $    0   $    0        $    0        $   0              0
(expense)
Net Income(loss)(587,770)     2,202     (414)       (40,732)     52,846             0
<P>
The Company's consolidated balance sheet consists of the following subsidiary components as of June 30, 2000 continued:

                         Auxer Group, Inc.
                         Consolidated
                 ---------------------------------------------------------------------
Balance Sheet
--------------
Current Assets           $1,021,502
Fixed Assets                 79,949
Other Assets                 45,396
              -------------------------------------------------------------------------
Total Assets             $1,146,847
              =========================================================================
<P>
Liabilities & Stockholders' Equity
<P>
Current
 Liabilities             $584,797
Long Term
 liabilities                3,702
Stockholders'
 Equity                   558,348
               ------------------------------------------------------------------------
Total liabilities
 and stockholders'       $1,146,847
 equity
<P>
The Company's consolidated statement of operations for the
six month period ended June 30, 2000 continued:
<P>
Statement of operations
-----------------------
Revenues                $1,050,918
Costs of goods sold        705,452
               -------------------------------------------------------------------------
Gross profit               345,466
Operating
 expenses                  920,860
               -------------------------------------------------------------------------
Income (loss)             (575,394)
Other Income (expense)     ($2,518)
New Income (loss)         (577,912)
<P>

The Company's consolidated statement of operations for the six months ended June 30, 2000.

                                            Universal                            Auxer
                       Auxer    CT          Filtration Harvey-                   Group
                       Group    Industries  Industries Westbury    Intercompany  Inc.
                        Inc.    Inc.        Inc.       Corp.       Elimination   Consoli-
                                                                                 dated
-----------------------------------------------------------------------------------------
Statement of operations
Revenues                  $0     $1,068         $0     $113,750                  $389,947
Cost of goods sold         0        738          0       73,619                   260,202
              --------------------------------------------------------------------------
Gross profit              $0     $  330          $0    $ 40,131             0    $129,745
Operating expenses    510,383     2,042         638      27,329                   825,759
              --------------------------------------------------------------------------
Income (loss) from   $(510,383)  $(1,712)      $(638) $(12,802)             0  $(696,014)
Extraordinary items     99,780        0           0       0                 0     99,780
Net Income (loss)    ($410,603)  ($1,712)      ($638)  $12,802              0 $ (596,234)
              ==========================================================================
The Company's consolidated statement of operations
for the three month period ended June 30, 2000

                                            Universal                            Auxer
                       Auxer    CT          Filtration Harvey-                   Group
                       Group    Industries  Industries Westbury    Intercompany  Inc.
                        Inc.    Inc.        Inc.       Corp.       Elimination   Consoli-
                                                                                 dated
-----------------------------------------------------------------------------------------
Statement of operations
Revenues                  $0     $1,118         $0     $188,621            $0     515,378
Cost of goods sold         0      1,062          0      137,198             0     341,247
              --------------------------------------------------------------------------
Gross profit              $0     $   56          $0    $ 51,423            $0    $174,131
Operating expenses    471,035     1,303         207      75,261             0     655,213
              --------------------------------------------------------------------------
Net Income (loss)  $(471,035)  $(1,247)      $(207)    $(23,838)           $0  $(481,082)
The Company's consolidated statement of operations
for the three months ended June 30, 1999

                                            Universal                            Auxer
                       Auxer    CT          Filtration Harvey-                   Group
                       Group    Industries  Industries Westbury    Intercompany  Inc.
                        Inc.    Inc.        Inc.       Corp.       Elimination   Consoli-
                                                                                 dated
-----------------------------------------------------------------------------------------
Statement of operations
Revenues                  $0     $ 887         $0     $205,361            $0     319,998
Cost of goods sold         0       602          0      138,139             0     212,360
              --------------------------------------------------------------------------
Gross profit              $0     $ 285          $0    $ 67,222            $0    $107,638
Operating expenses    477,173      612         292      142,704            0     648,110
              --------------------------------------------------------------------------
Income (loss)       ($477,173)   ( 327)       (292)    (75,482)           $0  $(540,472)
Extraordinary items     99,780       0           0       0                 0     99,780
Net Income (loss)    ($377,393)  ($327)      ($292)     (75,482)           0 $ (440,692)
              ==========================================================================
<P>

<P>
Note 12 - Stockholders' Equity
<P>
On January 2, 1999, the Company issued 1,500,000 shares and
1,250,000 shares of the Company's preferred stock valued at
$.15 per share to Eugene Chiaramonte, Jr. and Ronald Shaver
respectively as repayment of loans in the amount of
$15,000, reimbursement of expenses of $12,500, and deferred
compensation of $208,500 and $173,750 respectively.
<P>
The Preferred Stock is convertible, at the holder's option,
at any time into shares of the Company's Common Stock at a
rate of ten shares of Common Stock for each share of
Preferred Stock.
<P>
Item 2. Management's Discussion and Analysis or Plan of
        Operation
        ------------------------------------------------
<P>
The Company is a holding company which currently owns four
(4) subsidiaries: The Harvey Westbury Corporation Inc.,
Hardyston Distributors, Inc., CT Industries, Inc., and
Universal Filtration Industries, Inc. (dormant).  Harvey
Westbury assembles and packages automotive accessories
under the name, Easy Test, sells engine treatment under
the name, Formula 2000 Ultimate and sells waxes and
polishes under the name, Garry's Royal Satin to the
automotive, marine, and aviation industries. Hardyston
Distributors, Inc. is a specialty distributor of automotive
parts and accessories to local mechanics, service stations
and dealers. CT Industries, Inc. has been designated to
house any future internet-related business and currently
handles the internet-related sales from the company's
websites as well as other retail programs. In July 1999,
the Company's Board of Directors approved the formation of
a new entity with a focus on Internet related acquisitions
and development.  In July 2000, the Board of Directors
approved the formation of a new entity with a focus on
Telecommunications Services.
<P>
RESULTS OF OPERATIONS
<P>
SECOND QUARTER ENDED JUNE 30, 2000 AND JUNE 30, 1999.
<P>
The Company had sales of $515,378 for the quarter ended
June 30, 2000 as compared to sales of $319,998 for the
quarter ended June 30, 1999.  The increase in sales was
attributable to the increase in Harvey Westbury's sales
from its Easy Test products and the addition in sales from
Hardyston Distributor's second location.  The Company had
net losses of $481,082 or a loss of $0.006 per share for
the quarter ended June 30, 2000 compared to loss of
$440,692 or a loss of $0.009 per share for the quarter
ended June 30, 1999.  The increase in losses was a result
of the $99,780 in notes forgiven in the quarter ended June
30, 1999.  The operating losses decreased $59,390 from
$540,472 in the quarter ended June 30, 1999 to $481,082 in
the quarter ended June 30, 2000.
<P>
PLAN OF OPERATION
<P>
The Company's plan of operation for the next twelve months
is to continue to develop sales of Harvey Westbury and
Hardyston Distributors. The Company plans for Harvey
Westbury to generate enough sales in fiscal year 2000 to
begin supporting itself. The company plans for Hardyston
Distributors to add an additional location, satellite
warehouse in the 2nd quarter, 2001. The company also plans
to acquire, startup or to invest in a Telecommunications
Services business within the next twelve months.
<P>
Over the next twelve months, the Company's plans will
require funding to increase Harvey Westbury's and
Hardyston's inventory and vehicles, support Harvey
Westbury's marketing and advertising program for Garry's
Royal Satin waxes and polishes, and support research and
development cost. The company can satisfy its cash
requirements for three to six months without additional
financing.
<P>
The Company has an on-going research and development
program with a focus on adding additional products to the
Easy Test and Garry's Royal Satin product lines within
Harvey Westbury. These programs are planned to continue
over the next twelve months. The company does not plan to
purchase or sell any significant assets during the term,
however the company may lease additional facility
requirements as needed for Hardyston Distributor's
satellite location and additional office space which may be
required for the Company's Telecommunications Service
business entity and activities.
<P>
The Company plans to add additional employees over the next
twelve months in Harvey Westbury's production and sales
personnel if the company's sales continue to increase.
Additionally, the company plans to add drivers and sales
personnel in Hardyston Distributors if the company's sales
continue to grow. If the company's Telecommunications
Service business develops over the next twelve months, the
company plans to add personnel in this business. The
company may also add administrative and executive personnel
under The Auxer Group.
<P>
Management's plan to overcome its financial difficulties
consists of raising additional capital and increasing
revenues from its subsidiaries that are both required to be
able to achieve profitability. The plan of operations
discloses the Company's plan to grow its subsidiaries
sales. The Company estimates its requirement for additional
funding of $500,000 to support its core business operation
and expansion in the next twelve months.
<P>
The Company will rely on the following to fund its core
business operations and expansion plan over the next 12
months:
<P>
(1) The Company is anticipating increased revenues to be
the primary source to support its operations.
<P>
(2) The Company plans to increase its line of credit to
assist in financing inventory requirements as well as
working capital. The Company will require an increase in
its credit line to $1,500,000 to meet potential inventory
requirements in the 1st and 2nd quarters of 2001.
<P>
(3) The Company expects to raise additional funding
pursuant to the exemption under Rule 506 of Regulation D of
the Act to support its core business as well as the
on-going expansion plan which consists of investing in
additional marketing programs, increasing inventory, and
adding equipment.
<P>
(4) The Company will require additional financing for any
future acquisitions in the Telecommunications Services
business.  The Company plans to raise additional capital
of approximately $2,000,000 to $5,000,000 through a private
placement and/or registered offering in the 3rd or 4th
quarter of 2000.
<P>
TRENDS, EVENTS, OR UNCERTAINTIES WITH MATERIAL IMPACTS
<P>
The Company's ability to achieve profitability will depend,
in part, on its ability to successfully increase its
revenues from its core business operations.  The Company
will require additional funding through external sources in
order to achieve profitability.  There is no assurance that
the Company will be able to successfully raise the
additional funding or increase its revenue in order to
achieve profitability.
<P>
The Company's Board of Directors has approved the formation
of an entity intended to focus on Telecommunications and
related services in July 2000.  The Company has signed
letters of intent to acquire a telecommunications switch
operation in Santa Monica, California and to acquire a
telecommunications distributor in the Northeast United
States in July and August 2000.
<P>
The company's subsidiary, Harvey Westbury signed a new
credit facility agreement with Merchant Financial
Corporation and terminated its credit facility with Finova
Capital (formerly United Credit Corp.) In July 2000.
<P>
In July 2000, the company's subsidiary, Harvey Westbury
announced it received initial orders and opened accounts
with National Wholesale Distributors and Trak Auto for its
new air conditioning line of kits, chemicals and
accessories.
<P>
The company completed and launched a new investor's
Internet site which allows investors to have access to all
company news releases and other investment information in
July 2000.
<P>
The company's subsidiary, Harvey Westbury introduced its
new and expanded line of Automotive Air Conditioning
Chemicals, Retrofit & Recharge Kits in June 2000.
<P>
The Company was approved for quotation on the Over the
Counter Bulletin Board (OTCBB) service and resumed trading
on the OTCBB on June 6, 2000.
<P>
The Company filed a Form 10SB in the 4th quarter of 1999
and the Company's Form 10SB was cleared of further comments
from the United States Securities and Exchange Commission
(SEC) in may 2000.
<P>
The Company relocated its headquarters operations for The
Auxer Group, Inc., Harvey Westbury Corp., Hardyston
Distributors, Inc., and CT Industries, Inc. from 30 Galesi
Drive, Wayne, New Jersey to 12 Andrews Drive, West
Paterson, New Jersey 07424.  Additionally, the Company
relocated Harvey Westbury's manufacturing and warehouse
operation from 15 Heisser Court, Farmingdale New York to 12
Andrews Drive, West Paterson New Jersey 07424.
<P>
ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB
REFLECT MANAGEMENT'S BEST JUDGEMENT BASED ON FACTORS
CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.
ACTUAL RESULTS MAY VARY MATERIALLY.
<P>
SOURCES OF LIQUIDITY
<P>
The company's subsidiary, Harvey Westbury signed a new
credit facility agreement on July 11, 2000 with Merchant
Financial Corporation and terminated its credit facility
agreement with Finova Capital (formerly United Credit
Corp.)  The new credit facility currently permits
borrowings of up to $400,000 against a fixed percentage of
75% of eligible accounts receivable and up to 40% of the
eligible inventory.  The interest rate on the line of
credit is basic interest on the daily-unpaid cash balances
outstanding during each month at a rate equal to the prime
rate plus 5% per annum above the prime rate of 9.5%.  The
credit facility agreement requires a commitment fee of $1%
of the maximum credit line per annum on each anniversary
date of the signing of the agreement, July 11, 2000.
<P>
For the quarter ended June 30, 2000, the Company paid for
operations by raising $420,550 through common stock
issuance and debt borrowings after payments to short term
debts. The Company had Notes Payable to shareholders of
$85,368 and had other notes payable of $84,278 on June 30,
2000. The Company had loans outstanding against its
credit line of $64,203 under a security agreement with
Finova Capital to borrow money secured by the receivable
evidenced by invoices of Harvey Westbury Corp. The Company
has provided guarantees of the repayment of loans. Finova
agreed to lend an amount equal to 75% of the net value of
all Harvey Westbury accounts. The Company sold and issued
$589,313 in common stock to provide for services rendered
and consulting requirements during the quarter ended June
30, 2000.
<P>
In comparison for the quarter ended June 30, 1999, the
Company paid for operations by raising $514,313 through
common stock issuance and debt borrowing after payment to
short term debts. The Company Other Notes Payable of
$220,300 on June 30, 1999. The Company had loans
outstanding against its credit line of $74,091 under a
security agreement with Finova Capital to borrow money
secured by the receivable evidenced by invoices of Harvey
Westbury Corp. The Company has provided guarantees of the
repayment of loans. Finova agreed to lend an amount equal
to 75% of the net value of all Harvey Westbury accounts.
The Company issued common stock of $39,240 to provide for
services rendered and consulting requirements during the
quarter ended June 30, 1999.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.
<P>
The Company has the following pending or threatened
litigation:
<P>
Ross & Craig  Solicitors v. Auxer Industries, Inc. -
Superior Court of New Jersey, Law Division, Passaic
County - Index No. L1598-98.  This is a case brought by
an English partnership against us.  Ross & Craig is
requesting the sum of $46,666.23 plus interest accruing
from 1997 for work, labor and services rendered.  This
case should have been  commenced in England against one
of Auxer's subsidiary or affiliate  corporations and
perhaps against certain  management of Auxer
individually.  To date there has been a complaint served
and an answer filed. We have a pending  motion to extend
discovery.  The  Company  plans to  contest the case
vigorously.  To date we cannot estimate the likelihood of
success of the defense because discovery has not yet
begun.
<P>
Eileen M. Huff, et. al. v. Harvey  Westbury Corp. and
Auxer Industries, Inc. - Supreme Court of the State of
New York, Suffolk County, Index  No. 29090-97 and Suffolk
County District Court, First District Civil Court of New
York, Index No. CEC67098; and Lorraine Duff v. Harvey
Westbury (and Auxer) and Suffolk County District Court,
First District Civil Court of New York, Index No.CEC67-98.
These cases all involved Auxer's purchase of Harvey
Westbury. They are  about  the  "wrongful   termination"
of  one  employee, and the alleged non-payment of
insurance premiums for another.  The Company filed
answers to all lawsuits.  In July 1999, the Lorraine Duff
case was settled whereby the parties signed a settlement
agreement.  The Company agreed to pay the sum of $5,000
in 10 monthly installments of $500 each.  Payments
commenced in August 1999 and will continue until May
2000.  With respect to the other lawsuit, the Company
plans to defend its position vigorously.  To date, we can
not estimate the likelihood that Auxer will be successful
in defending this lawsuit.
<P>
The  Company  is not  currently  aware of any  other
pending,  past or  present litigation  that would be
considered  to have a material effect on the Company. The
Company  considers  that any  litigation under 10% of its
net assets is not material.  There are no known bankruptcy
or receivership  issues outstanding and has no known
securities law violations.  Additionally,  the Company has
no known legal proceedings in which certain corporate
insiders or  affiliates of the issuer are in a position
that is adverse to the issuer.
<P>
Item 2. Changes in Securities.
<P>
On May 25, 2000, the Company registered an aggregate of
11,765,385 shares of its common stock pursuant to an S-8
Registration  Statement. The shares were registered to the
following individuals: James Tilton - 2,250,000; William
Wheeler - 1,000,000; Richard I. Anslow (legal counsel for
the Company) - 200,000; Patrick Rost - 3,500,000; Eugene
Ciarelli - 100,000; Jim Morisco - 100,000; and Mark Neuhaus
- 4,615,385.  To date Messrs. Morisco and Ciarelli have not
exercised options to receive their respective shares.  All
other individuals have received their shares.
<P>
On June 20, 2000, the Company registered 2,500,000 shares
of its common stock to Patrick Rost pursuant to an S-8
Registration Statement.  To date Mr. Rost has not exercised
options to receive his shares.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable.
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders. None.
<P>
Item 5. Other Information. None.
<P>
Item 6. Exhibits and Reports of Form 8-K. None.
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-QSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
                      THE AUXER GROUP, INC.
                      (Registrant)
Date: August 15, 2000        /s/Eugene Chiaramonte, Jr.
                            ---------------------------
                                Eugene Chiaramonte, Jr.
                                President, Chief Executive
                                Officer and Director
<P>