Form 10QSB
period 2000-09-30
AUXER GROUP INC
filed 2000-11-17
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended September 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from               to
<P>
             Commission File No. 0-30440
<P>
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
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2000, the Company had 100,912,030 shares of Common Stock outstanding, $0.0001 par value.
<P>
             Index to Financial Statements
               The Auxer Group, Inc.
<P>

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

<P>
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
BASIS OF PRESENTATION
The accompanying reviewed financial statements are
presented in accordance with generally accepted
accounting principles for interim financial
information and the instructions to Form 10-QSB and
item 310 under subpart A of Regulation S-B.
Accordingly, they do not include all of the
information and footnotes required by generally
accepted accounting principles for complete
financial statements.  The accompanying statements
should be read in conjunction with the audited
financial statements for the years ended December
31, 1999 and 1998.  In the opinion of management,
all adjustments (consisting only of normal occurring
accruals) considered necessary in order to make the
financial statements not misleading, have been
included.  Operating results for the three months and nine
months ended September 30, 2000 are not necessarily
indicative of results that may be expected for the year
ending December 31, 2000.  The financial statements are
presented on the accrual basis.
<P>
                 THE AUXER GROUP, INC.
                 FINANCIAL STATEMENTS
<P>
               EDELMAN & KALOSIEH, CPAs P.A.
              CERTIFIED PUBLIC ACCOUNTANTS
                    15-01 BROADWAY
               FAIR LAWN, NEW JERSEY  07470
                       ----------
                   TEL (201) 797-4490
                   FAX (201) 797-0881
<P>
GEORGE A. KALOSIEH, CPA
JOSEPH F. SHACKIL, CPA
PAUL MEOLA, CPA
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS
N.J. SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
------------
DONALD L. EDELMAN, CPA (RETIRED)
To the Board of Directors
The Auxer Group, Inc.
West Paterson, NJ 07424
<P>
            Independent Accountant's Report
<P>
We have reviewed the accompanying balance sheet of
The Auxer Group, Inc. and consolidated subsidiaries
as of September 30, 2000, and the related statements of
income and retained earnings for the three and nine
months ended September 30, 2000 and September 30, 1999, and
cash flows for the nine months ended September 30, 2000
and September 30, 1999, in accordance with Statements on
Standards for Accounting and Review Services issued
by the American Institute of Certified Public
Accountants.  All information included in these
financial statements is the representation of the
management of The Auxer Group, Inc.
<P>
We conducted our review in accordance with
standards established by the American Institute of
Certified Public Accountants.  A review of interim
financial information consists principally of
applying analytical procedures to financial data
and making inquiries of persons responsible for
financial and accounting matters.  It is
substantially less in scope than an audit conducted
in accordance with generally accepted auditing
standards, the objective of which is the expression
of an opinion regarding the financial statements
taken as a whole.  Accordingly, we do not express
such an opinion.
<P>
Based on our review, we are not aware of any
material modifications that should be made to the
accompanying financial statements for them to be in
conformity with generally accepted accounting
principles.
<P>
/s/ EDELMAN & KALOSIEH, CPA'S PA
November 9, 2000
<P>
                THE AUXER GROUP, INC.
         CONDENSED CONSOLIDATED BALANCE SHEET
                 September 30, 2000
                     (Unaudited)

Current assets:
<P>
Cash                                                     $ 300,782
<P>
Accounts receivable (net of allowances $24,090)            738,762
<P>
Inventory                                                1,138,775
<P>
Prepaid expenses                                             8,000
                                                      -------------
Total current assets                                     2,186,319
                                                      -------------
Property and Equipment
<P>
Vehicles                                                    38,087
<P>
Furniture and fixtures                                      16,989
<P>
Machinery and equipment                                    628,239
<P>
Leasehold improvements                                       7,879
                                                      -------------
                                                           691,194
<P>
Less:  accumulated depreciation                            (68,043)
                                                      -------------
Property and equipment (Net)                               623,151
                                                      -------------
Other assets:
<P>
   Security deposit                                         41,782
<P>
   Other Receivables                                        29,783
<P>
   Goodwill and other                                      846,939
                                                      -------------
   Total other assets                                      918,504
                                                      -------------
Total assets                                          $  3,727,974
                                                     ==============
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET
                September 30, 2000
                   (Unaudited)
<P>
       Liabilities and Stockholders' Equity

<P>
Current liabilities
<P>
  Accounts payable and accrued expenses                 $1,408,324
<P>
  Credit Line                                              142,284
<P>
  Notes payable                                            788,345
<P>
  Notes payable-shareholders                                75,732
                                                          ----------
Total current liabilities                                2,414,685
<P>
Long Term Debt, less current maturities                      3,602
<P>
Stockholders' Equity
<P>
  Capital stock-authorized 150,000,000 shares,
   $.001 par value per share 100,912,030 shares
   outstanding                                             100,912
<P>
  Preferred stock - authorized 25,000,000 shares
   $.001 par value per share, 2,750,000
   shares outstanding                                        2,750
<P>
  Additional paid in capital                             8,032,378
<P>
  Accumulated deficit                                   (6,826,353)
                                                        ------------
Total stockholders' equity                               1,309,687
                                                        ------------
Total liabilities and stockholders' equity            $ 3,727,974
                                                     ============
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENT OF
           INCOME AND RETAINED EARNINGS
                    (Unaudited)

                                   Three Months Ended           Nine Months Ended
                                  June 30,      June 30,    September 30,  September 30,
                                   2000          1999         2000            1999
<P>
Income                            $953,215     $260,576      $2,004,133    $ 650,523
<P>
Less cost of good sold             812,525      159,612       1,517,978      419,814
                                  -------------------------------------------------------
<P>
Gross profit                       140,690      100,964         486,155      230,709
                                  -------------------------------------------------------
Operations:
<P>
  General and administrative     1,531,411      231,387       2,435,419    1,045,375
<P>
  Depreciation                      22,618        2,680          31,464        8,148
<P>
  Interest expense                   6,284        2,317          14,289        8,620
                                  -------------------------------------------------------
  Total expenses                 1,560,313      236,384       2,481,172    1,062,143
                                 --------------------------------------------------------
Income (loss) from operations   (1,419,623)    (135,420)     (1,995,017)    (831,434)
<P>
Other Income (Expense)
<P>
  Loss on Abandonment of
   Leasehold Improvements                0            0          (2,518)           0
                                 --------------------------------------------------------
Net income (loss)before
extraordinary items             (1,419,623)    (135,420)     (1,997,535)    (831,434)
<P>
Extraordinary item, gain on
forgiveness of debt                      0            0               0       99,780
                                 --------------------------------------------------------
Net Income (loss)               (1,419,623)    (135,420)     (1,997,535)    (731,654)
<P>
Accumulated deficit
 at beginning                   (5,406,730) (4,449,924)     (4,828,818)  (3,853,690)
                                ---------------------------------------------------------
Accumulated deficit at end     $(6,826,353) $(4,585,344)    $(6,826,353) $(4,585,344)
                                =========================================================
<P>
Net income (loss) per
 common share                      $(0.018)     $(0.002)         (0.025)      (0.016)
                                =========================================================
Net income (loss) per common share
   assuming dilution               $(0.013)     $(0.002)         (0.019)      (0.010)
                                =========================================================
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
               THE AUXER GROUP, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited)

                                            Nine Months Ended
                                 September 30, 2000   September 30, 1999
<P>
CASH FLOWS FROM OPERATING ACTIVITIES
<P>
Net profit (loss)                       $(1,997,535)     $(731,654)
Depreciation                                 31,464          8,148
Common Stock Issued For Services          1,476,275         39,240
Common Stock Issued for compensation              0        385,000
Loss on Leasehold Improvements                2,518              0
Extraordinary item, gain on
 forgiveness of debt                              0         99,780
                                    -----------------------------------
                                           (487,278)      (199,486)
(Increase) decrease:
<P>
Accounts receivable                        (646,392)       (80,275)
Inventory                                  (848,050)      (152,713)
Prepaid expenses                             (8,000)             0
Subscriptions receivable                          0         13,000
<P>
Increase (decrease):
<P>
Accounts payable & accrued expenses       1,300,437        (58,998)
                                    -----------------------------------
TOTAL CASH FLOW FROM OPERATIONS            (689,283)      (478,472)
<P>
CASH FLOWS FROM INVESTING ACTIVITIES
<P>
  Purchase property, inventory,
   equipment, goodwill and other         (1,471,313)      (111,046)
  Security deposit                          (17,483)          (864)
                                     -----------------------------------
<P>
TOTAL CASH FLOWS FROM
 INVESTING ACTIVITIES                    (1,488,796)      (111,910)
                                     -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
<P>
  Borrowings/payments under line
   of credit agreement (net)                110,916          6,403
  Proceeds from short term debt             709,334         13,000
  Payments on short term debt                (4,907)      (110,000)
  Proceeds on long term debt                  6,478          5,000
  Payments on long term debt                 (2,636)          (833)
  Shareholder loan payable                   (8,148)       (42,559)
  Sale of common stock                    1,659,424        720,224
  Sale of preferred stock                         0         27,500
                                      ----------------------------------
<P>
TOTAL CASH FLOWS FROM FINANCING
 ACTIVITIES                               2,470,461        618,735
<P>
NET INCREASE IN CASH                        292,382         28,353
<P>
CASH BALANCE BEGINNING OF PERIOD              8,400          3,087
                                       ---------------------------------
CASH BALANCE END OF PERIOD                 $300,782        $31,440
                                       ==================================
<P>
See accountant's report and accompanying notes to
consolidated financial statements.

<P>
            THE AUXER GROUP, INC.
       NOTES TO THE FINANCIAL STATEMENTS
<P>
Note 1 - Organization of Company
         -----------------------
a.     Creation of the Company
<P>
Auxer Industries, Inc. (the "Company") was formed on June
20, 1920 under the laws of the State of Idaho as The Auxer
Gold Mines. On May 2, 1995, the certificate of
incorporation was amended to change the name of the Company
to Auxer Industries, Inc.
<P>
On August 11, 1997 the Company incorporated in the State of
Delaware under the name The Auxer Group, Inc.  In September
1997 the shareholders of the company voted to exchange
their shares on a one for one basis for shares in the new
company, The Auxer Group, Inc.  The new corporate name was
effective January 1, 1998 for accounting and tax purposes.
<P>
b.     Description of the Company
<P>
The Company is an investment holding company that is
comprised of six subsidiaries:  the Harvey Westbury
Corporation, Hardyston Distributors, Inc., CT Industries,
Universal Filtration Industries, Auxer telecom, Inc. and
Clifton Telecard Inc.
<P>
On April 18, 1995, the Company acquired CT Industries, Inc.
("CT"), a New Jersey corporation based in Wayne, New
Jersey.  CT is a distributor of various automotive
products.
<P>
On February 8, 1996, the Company acquired Universal
Filtration Industries, Inc. ("Universal Filtration") a New
York corporation.  Based in West Patterson New Jersey,
Universal Filtration has developed the "Fiona Micro Screen
Filter", a replacement upgrade to a component of machinery
used by the dry cleaning industry.
<P>
On October 25, 1996, the Company acquired Harvey-Westbury
Corp. ("Harvey-Westbury"), a New York corporation.  Based
in West Patterson, New Jersey, Harvey-Westbury is a
manufacturer and wholesaler of various automotive, marine
and aviation products.
<P>
On April 22, 1999, the Company formed Hardyston
Distributors, Inc. DBA The Mechanic's Depot, a Nevada
corporation.  Based in northern New Jersey, The mechanic's
Depot is an automotive parts distributor.
<P>
On August 7, 2000, the Company formed Auxer Telecom Inc., a
Delaware corporation.  Auxer Telecom is a reseller of
telecommunication access services with operations based in
Los Angeles, California.
<P>
On August 7, 2000, the Company formed Clifton Telecard
Inc., a Delaware corporation.  Based in northern New
Jersey, Clifton Telecard is a wholesale distributor of
prepaid phone cards.
<P>
Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------
a.     Basis of Financial Statement Presentation
<P>
The accompanying condensed financial statements are
unaudited.  These statements have been prepared in
accordance with the rules and regulations of the Securities
and Exchange Commission (SEC).  Certain information and
footnote disclosures normally included in financial
statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted
pursuant to such rules and regulations.  In the opinion of
management, all adjustments (which include only normal
recurring adjustments) considered necessary for a fair
presentation have been included.  These financial
statements should be read in conjunction with the Company's
financial statements and notes thereto for the year ended
December 31, 1999, included in the Company's Form 10-KSB as
filed with the SEC.
<P>
The consolidated financial statements presented consist of
the company and its wholly owned subsidiaries CT, Universal
Filtration and Harvey Westbury, Auxer Telecom and Clifton
Telecard, all of which are under common control.  Material
inter-company transactions and balances have been
eliminated in the consolidation.
<P>
b.     Loss per share
<P>
Loss per share has been computed by dividing the net loss
for the period by the weighted average number of shares of
common stock outstanding as of September 30, 2000 and
September 30, 1999, respectively.
<P>
Loss per share - assuming dilution, has been computed by
dividing net loss for the period by the weighted average
number of shares of common stock outstanding as of
September 30, 2000 and September 30, 1999 respectively
assuming the dilution effect of the convertible preferred
stock issued and outstanding.  Each preferred share is
convertible to 10 shares of the Company's common stock.
Conversion was omitted in determining the diluted earnings
per share because the effect was anti-dilutive.
<P>
c.     Receivables
<P>
Allowances against receivables are provided equal to the
estimated collection losses that will be incurred in
collection of all receivables and a reserve for returns and
discounts traditionally taken.  Estimated allowances are
based on historical collection experience coupled with
review of current status of the existing receivables and
amounted to $24,090 at September 30, 2000.
<P>
d.     Property and Equipment
<P>
Property and equipment are recorded at cost and are
depreciated under the straight-line methods over the
estimated useful lives of the related assets.  Expenditures
for major renewals and betterments that extend the useful
lives of property and equipment are capitalized.
Expenditures for maintenance and repairs are charged to
expenses as incurred.
<P>
e.     Revenue recognition
<P>
Revenue is recognized when products are shipped or services
are rendered.
<P>
f.     Research and development expenses
<P>
Research and development costs are charged to operations
when incurred.
<P>
g.     Use of Estimates
<P>
The preparation of financial statements in conformity with
generally accepted accounting principles requires
management to make estimates and assumptions that effect
the reported amounts of assets and liabilities and
disclosure of contingent assets and liabilities at the date
of the financial statements and the reported amounts of
revenues and expenses during the reporting period.
Accordingly, actual results could differ from those
estimates.
<P>
h.     Impairment of Long-Lived Assets
<P>
In the event that facts and circumstances indicate that the
carrying value of long lived assets, including associated
intangibles, may be impaired, an evaluation of
recoverability is performed by comparing the estimated
future undiscounted cash flows associated with the asset to
the assets carrying amount to determine if a write down to
market value or discounted cash flows is required.
<P>
i.     Off Balance Sheet Risk
<P>
The Company purchased prepaid phone cards from various
telephone companies who agree to provide long distance
phone service to the cardholder after the Company activates
the phone card when it is sold.  In the event the long
distance service provider does not provide the service or
goes out of business, the Company would be responsible for
refunding the purchase price of the phone card.
<P>
The Company mitigates its risk by dealing with well-
capitalized long distance service providers.
<P>
Note 3 - Acquisitions
         ------------
a.     Acquisition of CT Industries, Inc.
<P>
On April 18, 1995, the Company acquired all the capital
stock CT, owned equally by Eugene Chiaramonte, Jr. and
Howard Tapen, for 4,000,000 shares of common stock.  The
transaction has been accounted for as a reverse acquisition
and using the purchase method of accounting with historic
costs being the basis of valuation.
<P>
b.     Acquisition of Universal Filtration Industries, Inc.
<P>
On February 10, 1996, the Company entered into a memorandum
of understanding which was formalized on August 7, 1996,
for the acquisition of all of the common shares of
Universal Filtration for 1,100,000 shares of common stock.
<P>
c.     Acquisition of Harvey-Westbury Corp.
<P>
On October 25, 1996, the Company issued 170,000 shares of
common stock for acquisition of Harvey-Westbury at $.50 per
share. The transaction has been accounted for as a reverse
acquisition and using the purchase method of accounting
with historic costs being the basis of valuation.
<P>
d.     Acquisition of the assets of Hardyston Distributors
<P>
On April 22, 1999 the Company issued 836,700 shares of
common stock at $.1075 per share plus $15,000 for the
purchase of inventory and sundry equipment from Mr. Ernest
DeSaye, a sole proprietor.
<P>
e.     Acquisition of Telecommunications Switch Operations
<P>
On August 24, 2000 the Company acquired telecommunication
equipment.
<P>
f.      Acquisition of Wholesale Prepaid Phone Distribution
Operation
<P>
On September 22, 2000 the Company acquired the assets of
Clifton Telecard Alliance Inc., a New jersey based
telecommunications company.
<P>
Note 4 - Inventory
         -------------
<P>
Inventory consists of raw materials, work in process and
finished goods and is valued at the lower of cost
determined on the first-in, first-out method or market.
<P>
Note 5 - Debt
         -----
a.     Security Agreement
<P>
The Company has entered into a security agreement with
Merchant Financial Corp. to borrow money secured by the
receivables evidenced by invoices of Harvey-Westbury Corp.
The Company has provided guarantees of the repayment of
loans.  Finova agreed to lend an amount equal to 75% of the
net value of all Harvey-Westbury's accounts.
<P>
b.     Notes Payable
<P>
The following is a summary of short term debt at September
30, 2000:
<P>
Notes Payable to a finance company, payable on demand plus
interest at a rate of 8%.                      $80,000
<P>
Notes payable to individuals, principal payable in full on
March 20, 2001                               200,000
<P>
Note payable to a finance company, due August 1, 2001,
payable in 10 monthly principal and interest payments of
$10,000, one payment principal and interest payment of
$458,000, secured by equipment               564,427
<P>
                                            $784,427
<P>
Long term debt is as follows:

   13.5% installment note, collateralized by vehicle
   payable in monthly installments of $239
   with the final payment due May, 2001                               $2067
<P>
   11.5% installment note, collateralized by vehicle,
   payable in monthly installments of $188
   with the final payment due May 2003.                                5453
                                                                      -------
                                                                       7520
                                         Less current maturities      (3918)
                                                                      -------
                                                                      $3602
                                                                      =======

Note 6 - Related Party Transactions
         --------------------------
Issuance of Common Shares
<P>
On April 18, 1995, the Company acquired all the capital CT,
owned equally by Eugene Chiaramonte, Jr. and Howard Tapen,
for 4,000,000 shares of common stock.
<P>
Note 7 - Income Taxes
         ------------
<P>
The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
As of September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.
<P>
The Company has net operating loss carry forwards for income tax purposes of $(4,828,817) at December 31, 1999.
These carry forward losses are available to offset future taxable income, if any, and expires starting in the year
2011. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.
<P>

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

<P>
Effective November 30, 1999, the company continued to lease the property on a month to month basis at the same rate as the last period through February 29, 2000 at which time the lease expired.
<P>
The Company entered into a six month 15 day lease agreement with a new affiliated party beginning September 1, 2000 and expiring on March 15, 2001 at a monthly rate of $7,766 for office space in los Angeles, California.
<P>
b.     Lease Agreements for Industrial Facilities
<P>
The Company entered into a three-year lease agreement with a non affiliated party beginning on April 1, 1995 and expiring April 1, 1998, at 15 Heisser Court, Farmingdale,
New York, for the Harvey-Westbury operations.  On February
23, 1998, the lease was extended to expire on April 30, 1999. On March 29, 1999 the lease was extended to expire on April 30, 2000. A $5,770 security deposit was required with minimum monthly rental payments to be paid as follows:
<P>

Period                                    Annual Rent     Monthly Rent
May 1, 1998 to April 30, 1999             $35,604.00     $2,967.00
May 1, 1999 to April 30, 2000             $36,024.00     $3,002.00

<P>
      The Company assumed the lease agreement with a non affiliated party entered into by Mr. Ernest DeSaye, Jr.
beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional one year was invoked extending the expiration of the lease to February 28, 2001.
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

<P>
In addition to the minimum monthly rental payments, the
Company must pay real estate taxes, insurance, and
utilities.
<P>
The Company entered into a month-to-month lease agreement
with a non-affiliated party beginning August 1, 2000 at a
monthly rate of $2,500 for facility space in Los Angeles,
California.
<P>
Note 10 - Development Stage Company
          -------------------------
<P>
The Company was considered to be a development stage
company with little operating history and having conducted
research and development and test market activities, funded
the production of multiple sales videos of the Company's
expanded product lines for television and cable
presentation, obtained financing, hired personnel and
developed consulting relationships for the period April 18,
1995 to December 31, 1997.  The Company will also be
dependent upon its ability to raise additional capital to
complete its marketing program, acquiring additional
equipment, management talent, inventory and working capital
to engage in profitable business activity.  Subsequent to
December 31, 1997, the Company's primary attention turned
to routine, on-going activities and ceased to be a
development stage enterprise.
<P>
Note 11 - Segment Information
          -------------------
<P>
Management Policy in Identifying Reportable Segments
<P>
The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements.
<P>
Types of Products and Services
<P>
The Company is an investment holding company that is comprised of six subsidiaries: The Harvey Westbury Corp., Hardyston Distributors Inc., CT Industries, Universal
Filtration Industries, Inc., Auxer Telecom Inc. and Clifton
Telecard Inc. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. Hardyston Distributors is a Northern New Jersey based automotive parts distributor. CT Industries is a distributor of various automotive products. Universal
Filtration has in the past manufactured and distributed filters used by the dry cleaning industry and is currently inactive.
<P>
Segment Profit or Loss
<P>
The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.
<P>
The Company's consolidated balance sheet consists of the following subsidiary components as of September 30,2000.

                           Automotive      Telecom     Intercompany     Auxer Group, Inc.
                  Parent   Group           Group       Eliminations     Consolidated
                 ---------------------------------------------------------------------
Balance Sheet
--------------
Current Assets   $    6,250  $  915,485     $1,264,584  $       0.00      $2,186,319
Fixed Assets         11,352      66,810        544,989          0.00         623,151
Other Assets      3,584,017      24,112         19,669    (2,709,294)        918,504
              ------------------------------------------------------------------------
                  3,601,619   1,006,407      1,829,242    (2,709,294)      3,727,974
              =========================================================================
<P>
Liabilities & Stockholders' Equity
<P>
Current
 Liabilities     $  372,608     469,745      1,802,592      (230,260)      2,414,685
Long Term
 liabilities              0   2,265,515                   (2,261,913)          3,602
Stockholders'
 Equity           3,229,011  (1,728,853)        26,650      (217,121)      1,309,687
               -------------------------------------------------------------------------
Total liabilities
 and stockholders'
 equity          $3,601,619   1,006,407      1,829,242    (2,709,294)      3,727,974
               =========================================================================
<P>
The Company's consolidated statement of operations for the
nine month period ended September 30,2000
<P>
Statement of operations
-----------------------
Revenues          $       0   1,417,829        586,304             0       2,004,133
Costs of goods sold       0     955,010        562,968             0       1,517,978
               -------------------------------------------------------------------------
Gross profit              0     462,819         23,336             0         486,155
Operating
 expenses         1,902,087     465,338        113,747             0       2,481,155
               -------------------------------------------------------------------------
Income (loss)   $(1,902,087)     (2,519)       (90,411)            0      (1,995,017)
Other Income
(expense)            (2,518)          0              0             0          (2,518)
               -------------------------------------------------------------------------
Net Income(loss) (1,904,605)     (2,519)       (90,411)            0      (1,997,535)
               =========================================================================
<P>
The Company's consolidated statement of operations for the
nine month period ended September 30,1999
<P>
Statement of operations
-----------------------
Revenues          $       0     650,523              0             0         650,523
Costs of goods sold       0     419,814              0             0         419,814
               -------------------------------------------------------------------------
Gross profit              0     230,709              0             0         230,814
Operating
 expenses           559,349    (502,794)             0             0          56,555
               -------------------------------------------------------------------------
Income (loss)
 from operations  $(559,349)   (272,085)             0             0        (831,434)
Extraordinary
 items               99,780           0              0             0          99,780
               -------------------------------------------------------------------------
Net Income(loss)   (459,569)   (272,085)             0             0        (731,654)
               =========================================================================
<P>
The Company's consolidated statement of operations for the
three months ended September 30,2000
<P>
Statement of operations
-----------------------
Revenues          $       0     953,215              0             0         953,215
Costs of goods sold       0     812,525              0             0         812,525
               -------------------------------------------------------------------------
Gross profit              0     140,690              0             0         140,690
Operating
 expenses         1,316,835     243,478              0             0       1,560,313
               -------------------------------------------------------------------------
Net Income
 (loss)         $(1,316,835)   (102,788)             0             0      (1,419,623)
               =========================================================================
<P>
The Company's consolidated statement of operations for the
three months ended September 30,1999
<P>
Statement of operations
-----------------------
Revenues          $       0     260,576              0             0         260,576
Costs of goods sold       0     159,612              0             0         159,612
               -------------------------------------------------------------------------
Gross profit              0     100,964              0             0         100,964
Operating
 expenses            82,176     154,208              0             0         236,384
               -------------------------------------------------------------------------
Income (loss)
 from operations  $ (82,176)    (53,244)             0             0        (135,420)
Extraordinary
 items                    0           0              0             0               0
               -------------------------------------------------------------------------
Net Income(loss)    (82,176)    (53,244)             0             0        (135,420)
               =========================================================================

<P>
Note 12 - Stockholders' Equity
<P>
On January 2, 1999, the Company issued 1,500,000 shares and 1,250,000 shares of the Company's preferred stock valued at $.15 per share to Eugene Chiaramonte, Jr. and Ronald Shaver respectively as repayment of loans in the amount of
$15,000, reimbursement of expenses of $12,500, and deferred compensation of $208,500 and $173,750 respectively.
<P>
The Preferred Stock is convertible, at the holder's option, at any time into shares of the Company's Common Stock at a rate of ten shares of Common Stock for each share of Preferred Stock.
<P>
Item 2. Management's Discussion and Analysis or Plan of
        Operation
        ------------------------------------------------
<P>
The Company is a holding company that has formed a Telecommunications Group and established two (2) subsidiaries, Clifton Telecard Inc., a wholesale distributor of prepaid phone cards and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry. Additionally, Auxer owns an Automotive Group with three (3) active subsidiaries: The Harvey Westbury Corporation Inc., Hardyston Distributors, Inc. and CT Industries, Inc. Harvey Westbury assembles and packages automotive accessories under the name, Easy Test , sells engine treatment under the name, Formula 2000 Ultimate and sells waxes and polishes under the name, Garry's Royal
Satin to the automotive, marine, and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations and dealers. CT Industries, Inc. has been designated to house any future internet-related business and currently handles the internet-related sales from the company's websites as well as other retail programs.
<P>
RESULTS OF OPERATIONS
<P>
THIRD QUARTER ENDED SEPTEMBER 30, 2000 AND
SEPTEMBER 30, 1999.
<P>
The Company had sales of $953,215 for the quarter ended September 30, 2000 as compared to sales of $260,576 for the quarter ended September 30, 1999. The increase in sales was attributable to the increase in Harvey Westbury's sales from its Easy Test products, the additional sales from Hardyston Distributor's second location, and the additional sales from Clifton Telecard, Inc. The company had net losses of $1,419,623 or a loss of $0.013 per share for the quarter ended September 30, 2000 compared to loss of $135,420 or a loss of $0.002 per share for the quarter ended September 30, 1999. The increase in losses was a result of the increase in general and administrative expenses related to the development of the Telecom Group and the acquisitions of Auxer Telecom, Inc. and Clifton Telecard, Inc. The operating losses increased $1,284,203 from $135,420 in the quarter ended September 30, 1999 to $1,419,623 in the quartered ended September 30, 2000.
<P>
The Company had general and administrative expenses of $1,531,411 for quarter ended September 30, 2000 compared to $231,387 for quarter ended September 30, 1999. The increase in these expenses was attributable to the additional general and administrative expenses related to the development of the Telecom Group and the acquisitions of assets of Clifton Telecard, Inc. and Auxer Telecom, Inc. during the quarter ended September 30, 2000. The company had interest expenses of $6,284 for the quarter ended September 30, 2000 compared to $2,317 for the quarter ended September 30, 1999. The increase in interest expenses was a result of a higher average principal outstanding on Harvey Westbury's credit facility in 2000.
<P>
PLAN OF OPERATION
<P>
The plan of operation for the Automotive Group for the next twelve months is to continue to develop the product lines, expand the automotive operations to a third location, pursue additional Joint Venture arrangements with other air conditioning refrigerant suppliers, and seek to acquire other strategic product lines. The twelve month plan of operation for the Telecom Group is to complete the transition of Clifton Telecard's telecommunication traffic into Auxer Telecom's service operation. Additionally, the group plans to pursue other strategic acquisitions within wholesale distribution as well as other sectors of the telecommunication industry.
<P>
Over the next twelve months, the Company's plans will require funding to maintain the proper inventory requirements, to expand the automotive operations, to secure additional telecommunication equipment, and to complete any potential acquisitions the company may consider pursuing. The company can satisfy its cash requirements for three to six months without financing.
<P>
The Company has an on-going research and development
program under both the automotive and telecommunications groups. The automotive group is continuing its focus on development of aftermarket automotive kits and accessories. The telecommunications group is pursuing development projects in the areas of Broadband technology and other innovative products and services related to reselling access services and prepaid phone services. These programs are planned to continue over the next twelve months. The Company does plan to acquire additional switch and telecommunications equipment as well as increase inventory to accommodate seasonal automotive products during the next twelve months. The Company does plan to lease additional facility requirements as needed for both the automotive warehouse requirements and telecommunications office and equipment requirements.
<P>
The Company plans to add additional employees over the next twelve months in both the automotive and telecommunications group as sales and service requirement increase. The company's telecommunication group will require additional customer service personnel and engineer staff as Clifton Telecard's customer base is transferred. The automotive group will require additional sales and driver personnel if sales continue to increase.
<P>
Management's plan to overcome its financial difficulties consists of raising additional capital and increasing revenues from its subsidiaries that are both required to be able to achieve profitability. The plan of operation disclosed the Company's plan to grow its subsidiaries sales.  Additionally, the plan of operations for the
Telecom Group focuses on the completing the transition of Clifton Telecard's traffic and sales. Management projects current sales levels from Clifton Telecard when combined with the Auxer Telecom operations will be sufficient to achieve a profit. The Company estimates its requirements for additional funding of $2 Million to support automotive and telecommunication's expansion programs in the next twelve months. If the Company decides to pursue additional acquisitions, additional funding may be required.
<P>
The Company will rely on the following to fund its
expansion plans over the next twelve months:
<P>
The Company is anticipating increased revenues to support the costs of both groups.
<P>
The Company plans to increase its line of credit to assist in financing inventory. The automotive group will require an increase in its credit line to $1,500,000 to meet potential inventory requirements in the 1st and 2nd quarters of 2001.
<P>
The Company plans to initiate an asset-based line of credit to assist in financing the Telecom Group's equipment and expansion requirements. The Telecom Group will require a line of $2.5 to $5 Million to assist in the group's expansion and equipment requirements.
<P>
The Company expects to raise additional funding pursuant to the exemption under Rule 506 of Regulation D of the Act to support its expansion programs and any acquisitions in both operation groups.
<P>
TRENDS, EVENTS, OR UNCERTAINTIES WITH MATERIAL IMPACTS
<P>
The Company's ability to achieve profitability will depend, in part, on its ability to successfully increase its revenue from its operating groups.  The Company will
require additional funding through external sources to achieve profitability. There is no assurance that the Company will be able to successfully raise the additional funding or increase its revenue in order to achieve profitability.
<P>
In August, the Company acquired key telecommunication equipment and formed Auxer Telecom, Inc., a wholly owned subsidiary of the Company. The Company contracted key telecommunications and strategic business consultants to assist in the development of the Telecom Group. Auxer Telecom leased space in two locations within Los Angeles to accommodate office and equipment requirements.
<P>
In September, the Company's subsidiary, Harvey Westbury launched its new Fall and Winter line of Easy Test
Products. The product lines were added to achieve an increase in revenue in the fall and winter seasons when air conditioning sales are typically at the lowest.
<P>
In September, the Company acquired the assets of Clifton Telecard Alliance, Inc. and transferred the assets to Clifton Telecard, Inc., a wholly owned subsidiary of the Company. Additionally, the Company hired the President of Clifton Telecard Alliance and his staff to continue operations.
<P>
ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGEMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.
<P>
SOURCE OF LIQUIDITY
<P>
The company's subsidiary, Harvey Westbury signed a new credit facility agreement on July 11, 2000 with Merchant Financial Corporation and terminated its credit facility agreement with Finova Capital (formerly United Credit
Corp.) The new credit facility currently permits borrowings of up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit is basic interest on the daily-unpaid cash balances outstanding during each month at a rate equal to the prime rate plus 5% per annum above the prime rate of 9.5%. The credit facility agreement requires a commitment fee of 1% of the maximum credit line per annum on each anniversary date of the signing of the agreement, July 11, 2000.
<P>
For the quarter ended September 30, 2000, the Company paid for operations by raising $2,470,461 through common stock issuance and debt borrowings after payments to short term debts. The Company had Notes Payable to shareholders of $75,732 and had other notes payable of $788,345 on
September 30, 2000. The Company had loans outstanding against its credit line of $142,284 under a security agreement with Merchant Financial Corporation to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Merchant Financial Corporation agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts.
<P>
In comparison for the quarter ended September 30, 1999, the Company paid for operations by raising $618,735 through common stock issuance and debt borrowing after payment to short term debts. The Company had Other Notes Payable of $97,167 on September 30, 1999. The Company had loans outstanding against its credit line of $32,195 under a security agreement with Finova Capital to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Finova agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts.
The Company issued common stock of $39,240 to provide for services rendered and consulting requirements during the quarter ended September 30, 1999.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.
<P>
The Company has the following pending or threatened
litigation:
<P>
Ross & Craig Solicitors v. Auxer Industries, Inc. - Superior Court of New Jersey, Law Division, Passaic
County - Index No. L1598-98.  This is a case brought by
an English partnership against us. Ross & Craig is requesting the sum of $46,666.23 plus interest accruing from 1997 for work, labor and services rendered.  This
case should have been  commenced in England against one
of Auxer's subsidiary or affiliate  corporations and
perhaps against certain  management of Auxer
individually.  To date there has been a complaint served
and an answer filed. We have a pending motion to extend discovery. The Company plans to contest the case vigorously. To date we cannot estimate the likelihood of success of the defense because discovery has not yet begun.
<P>
Eileen M. Huff, et. al. v. Harvey  Westbury Corp. and
Auxer Industries, Inc. - Supreme Court of the State of
New York, Suffolk County, Index No. 29090-97 and Suffolk County District Court, First District Civil Court of New York, Index No. CEC67098; and Lorraine Duff v. Harvey Westbury (and Auxer) and Suffolk County District Court, First District Civil Court of New York, Index No.CEC67-98. These cases all involved Auxer's purchase of Harvey
Westbury. They are  about  the  "wrongful   termination"
of  one  employee, and the alleged non-payment of
insurance premiums for another.  The Company filed
answers to all lawsuits. In July 1999, the Lorraine Duff case was settled whereby the parties signed a settlement agreement. The Company agreed to pay the sum of $5,000 in 10 monthly installments of $500 each.  Payments
commenced in August 1999 and will continue until May
2000.  With respect to the other lawsuit, the Company
plans to defend its position vigorously. To date, we can not estimate the likelihood that Auxer will be successful in defending this lawsuit.
<P>
The Company is not currently aware of any other pending, past or present litigation that would be considered to have a material effect on the Company. The Company considers that any litigation under 10% of its net assets is not material. There are no known bankruptcy or receivership issues outstanding and has no known securities law violations. Additionally, the Company has no known legal proceedings in which certain corporate insiders or affiliates of the issuer are in a position that is adverse to the issuer.
<P>
Item 2. Changes in Securities.
<P>
On July 24, 2000, the Company issued 400,000 shares to
Thomas Trobiano in consideration for $20,000.   Such shares
were issued in reliance on the exemption under Section
4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 5, 2000, the Company issued 1,000,000 shares
to Samir Khalaf for consulting services rendered to the Company. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 18, 2000, the Company issued 600,000 shares to James Morris for Consulting Services rendered to the Company. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of
1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On September 18, 2000, the Company issued 1,000,000 shares to Mustafa Qattous pursuant to an Asset Purchase Agreement between the Company and Clifton Telecard, Inc. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the
Securities Act of 1933.
<P>
On September 18, 2000 the Company issued 1,000,000 shares
to Aref Aref pursuant to an Asset Purchase Agreement
between the Company and Clifton Telecard, Inc. Such shares were issued in reliance on the exemption under Section
4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable.
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders.
On August 11, 2000, the Company had a vote of Security Holders which approved the amendment of the Certificate of Incorporation of the Company to increase the authorized common shares from 150,000,000 to 1,000,000,000.
<P>
On August 11, 2000, the Company had a Vote of Security Holders to adopt the Company's 2000 Non Statutory option Plan to reserve 25,000,000 common shares for the stock option plan which may be granted to employees, officers, directors, consultants of the Company and any other parties who have made a significant contribution to the business and success of the Company.
<P>
Item 5. Other Information. None.
<P>
Item 6. Exhibits and Reports of Form 8-K. None.
<P>
On September 7, 2000, the Company filed an 8-K with the Securities and Exchange Commission for the Contract for
the Sale of Goods between Auxer Telecom, Inc., a wholly owned subsidiary of The Auxer Group, Inc. and Chasin of
Long Beach, Inc. d/b/a Colbie Pacific Capital ("Colbin")
dated August 25, 2000.
<P>
On October 11, 2000, the Company filed an 8-K with the Securities and Exchange Commission for the Asset Purchase Agreement effective September 27, 2000 between Clifton Telecard Inc., a wholly owned subsidiary of The Auxer
Group, Inc. and Clifton Telecard Alliance Inc. (See SEC File No. 000-30440). This is being reported on this Form 10-QSB since the Asset Purchase Agreement was effective September 27, 2000.
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-QSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
                      THE AUXER GROUP, INC.
                      (Registrant)
Date: November 17, 2000       /s/Eugene Chiaramonte, Jr.
                            ---------------------------
                                Eugene Chiaramonte, Jr.
                                President, Chief Executive
                                Officer and Director
<P>