Form 10KSB
period 2000-12-31
AUXER GROUP INC
filed 2001-03-22
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended

                                December 31, 2000

                            Commission File #0-30440

                              THE AUXER GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware

         (State or other jurisdiction of incorporation or organization)

                                   22-3537927

                      (IRS Employer Identification Number)

                12 Andrews Drive, West Paterson, New Jersey 07424
               (Address of principal executive offices )(Zip Code)

                                 (973) 890-4925
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $10,993,570

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2000, was: $6,406,941.

Number of shares of the registrant's common stock outstanding as of March 20, 2001 is: 115,075,066

Number of shares of the registrant's preferred stock outstanding as of March 20, 20001 is: 2,750,000.

Transfer Interstate Transfer Agent as of December 31, 2000:

                          Internstate Transfer Agent
                          874 E. 5900 South, Suite 101
                          Salt Lake City, Utah 84107

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Auxer Group, Inc. was incorporated in Idaho on June 24, 1920 under the name "The Auxer Gold Mines, Inc." ("Auxer"). The Company's original business was mining. Auxer's life was changed from a life of 50 years to a term of existence of perpetuity on August 27, 1960. In 1972, the mining assets were transferred to Idora Silver Mines, Inc. and Auxer maintained a dormant status for a majority of the 1970's and 1980's.

Effective May 2, 1994, the National Association of Securities Dealers (NASD) cleared Auxer's request for unpriced quotation on the OTC Bulletin Board for the Auxer Gold Mines common stock under the symbol AUXI. On April 18,1995, Auxer acquired all of the issued and outstanding shares of CT Industries, which became our wholly owned subsidiary. CT's assets included the distribution rights to an oil treatment formulation, specifically Formula 2000. Auxer issued 4,000,000 shares of its common stock to shareholders of CT Industries. Upon consummation of such acquisition, Auxer moved its offices to Ridgewood, New Jersey. Auxer continued to develop the engine treatment and test market the product it acquired from CT Industries through infomercials and by sponsoring regional races.

In 1996, Auxer established Wayne, New Jersey as its principal place of business and acquired the issued and outstanding shares of two companies. Firstly, on February 8, 1996, it acquired Universal Filtration Industries, Inc. ("Universal Filtration"), a company that manufactured and delivered products for dry cleaners. On March 24, 1999, the Company's board of directors approved closing down Universal Filtrations operating account. Currently, Universal Filtration is dormant with no operating activity. Auxer issued 1,500,000 of its shares of common stock to Universal Filtration shareholders for all the outstanding shares of Universal Filtration. 500,000 of the 1,500,000 shares were issued and delivery was contingent upon meeting various performance objectives. Universal Filtration is no longer an active subsidiary. Secondly, on October 25, 1996, Auxer acquired Harvey Westbury Corporation, Inc.("Harvey Westbury") a light manufacturer and wholesaler of aftermarket automotive products. Auxer issued 170,000 shares of its common stock to Harvey Westbury shareholders or their designees for all outstanding shares of Harvey Westbury Corp. Both acquisitions have been accounted for as reverse acquisitions using the purchase method of accounting with historic costs being the basis for value. Consideration value was based upon the market value of Auxer's securities at the time of the acquisition.

In August 1997, shareholders of Auxer voted to exchange their shares on a one for one basis for shares in The Auxer Group, Inc., a new Delaware corporation (the "Company"). The Company, was incorporated in the State of Delaware on August 11, 1997 and was authorized to issue 25,000,000 shares at $.001 par value. Of those shares, 20,000,000 shares were common stock, while the remaining 5,000,000 shares were for preferred stock. On September 22, 1997, the Company filed an amendment to its articles of incorporation whereby it increased its authorized shares to 75,000,000 at a par value of $.001 per share. Of those shares, 50,000,000 shares were common stock and 25,000,000 shares were preferred stock. In August 1997, Auxer merged into the Company. Effective on or about August 7, 1997, the Company began trading on the OTC Electronic Bulletin Board under the symbol AXGI.

In June 1998, the Company divested itself of its software business for the amount of the investment, $353,000, which was received in the form of a promissory note to be repaid upon certain criteria being met. As of September 30, 1999, the Company determined the collectability of the promissory note was doubtful and wrote it off.

On March 19, 1999 the Company amended its articles of incorporation to increase the number of shares the Company had authority to issue to 175,000,000 shares at a par value of $.001 per share. Of such shares, 150,000,000 are common stock, while the remaining 25,000,000 shares are preferred stock.

On April 22, 1999, the Company purchased automotive parts inventory from Ernest DeSaye, Jr., employed Mr. DeSaye and placed these assets in Hardyston Distributors, Inc., doing business as The Mechanics Depot, one of the Company's wholly owned subsidiaries. Hardyston was incorporated in New Jersey on April 22, 1999. The Company issued 836,700 shares of its common stock plus $15,000 cash for the purchase of the automotive parts inventory to Ernest DeSaye, Jr.

Effective January 4, 1999, the National Association of Securities Dealers ("NASD") enacted the OTC Bulletin Board Eligibility Rule ("Eligibility Rule"). To be compliant with the Eligibility Rule, a company must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and be current in its required filings. To be current in its required filings a company must have filed its latest required annual filing and any subsequent filings. Alternatively, an issuer who has recently filed its Form 10 or Form 10- SB must have cleared all comments by the SEC. The Company did not meet the new requirements to continue trading on the OTC Bulletin Board, and its quotation was discontinued. Effective September 4, 1999, the Company began trading on the National Quotation Service Pink Sheets.

Effective May 12, 2000, the Company received notification that its Form 10-SB had cleared all comments by the SEC.

Effective June 6, 2000 the NASD cleared Auxer's Application for quotation on the OTC Bulletin Board.

On June 12, 2000, the Company's board of directors approved the formation of a telecommunications group for the purpose of acquiring and/or investing in telecommunications companies and/or related technology.

In August 2000, the Company's shareholders voted to amend its articles of incorporation to increase the number of shares of common stock the Company had the authority to issue to 1,000,000,000 at a par value of $.001 per share.

Auxer Telecom Inc. was incorporated in Delaware on August 7, 2000. On August 24, 2000, the Company acquired 2 telecommunications excel switching platforms and placed these assets into Auxer Telecom Inc. Auxer Telecom Inc. is one of the Company's wholly owned subsidiaries.

On September 21, 2000 the Company purchased the assets of Clifton Telecard Alliance Inc., employed Mustafa Qattous and placed these assets in Clifton Telecom Inc., one of the Company's wholly owned subsidiaries. Clifton Telecom Inc. was incorporated in Delaware on August 7, 2000. The Company issued 2,000,000 shares of its common stock plus $500,000 in cash and $200,000 in promissory notes for the purchase of assets of Clifton Telecom Inc. to the shareholders of Clifton Telecard Alliance, Inc.

The following sets forth the valuation of the above-referenced acquisitions based on the value per share:

Acquisition                Price Per Share  Less Than Fair
-----------                ---------------  --------------
                                         Market Value
                                         ------------
(i)Universal Filtration        $.05        No
(ii) Harvey Westburu           $.50        No
(iii) Hardyston Ditributors    $.1075      No
(iv) CT Industries             $.001       No
(v)  Auxer Telecom             $N/A        No
(vi) Clifton Telecom Inc.      $.081       No

We were a development stage company with limited revenues, a history of significant losses and a substantial accumulated deficit as at the end of our calendar year 1997. However, presently we are not a development stage company.

Neither the Company nor any of its subsidiaries has filed any petition for bankruptcy and is not aware of any actions related to bankruptcy. Furthermore, there are no known management personnel of the Company who currently have any petitions filed under the Bankruptcy Act or under any state insolvency laws.

BUSINESS OF THE ISSUER

The Company's headquarters are in West Paterson, New Jersey. The Company has formed two (2) groups that focus in the telecommunications and automotive industries.

The Company is a holding company that has a telecommunications group that consists of two (2) active subsidiaries, Clifton Telecard Inc., a wholesale distributor of prepaid phone cards and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry. The telecommunications group accounted for 84.4% of the Company's revenues in 2000.

Additionally, the Company owns an automotive group with three (3) active subsidiaries: The Harvey Westbury Corporation Inc., Hardyston Distributors, Inc., and CT Industries, Inc. Harvey Westbury assembles and packages automotive accessories under the name, Easy Test, sells engine treatment under the name Formula 2000 Ultimate, and sells waxes and polishes under the name Garry's Royal Satin to the automotive, marine, and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations, and dealers. CT Industries, Inc. has been designated to house any future internet-related business and currently handles the internet- related sales from the company's websites as well as other retail programs.

The automotive group accounted for 15.6% of the Company's revenues in 2000.

THE TELECOMMUNICATIONS GROUP

INDUSTRY OVERVIEW

The Company believes prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. The Company believes prepaid phone cards were introduced into the North American marketplace by small long distance consolidators and resellers, which purchase a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses and resell those minutes to their established customer base. The Company believes prepaid phone cards were originally introduced to meet very specific telephony applications, and oriented towards the credit challenged components of the marketplace. The Company believes prepaid services have evolved into a widely accepted solution by both businesses and consumers.

Prepaid phone cards are an alternative to coin-operated calling, collect calling, operator assisted calls and standard credit calling cards. Unlike credit calling cards, which provide virtually unlimited credit and impose surcharges on long distance services, prepaid phone cards are paid for in advance and provide finite amounts of calling time. Shaped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face denotes the denomination of the card. The back of the cards contains a scratch-off surface covering the card number and personal identification number (a "PIN").

Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically decremented from the prepaid account corresponding to the PIN as the call progresses.

Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discount stores. While prepaid phone card products are also sold through vending machines and, more recently, over Internet web sites, the vast majority of phone card sales are still made through retail outlets. In the New York metropolitan area, where the majority of the telecommunications group's distribution occurs, the Company estimates that prepaid phone cards are sold at tens of thousands of retail outlets.

The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. Typically, a wholesale distributor, such as the telecommunications group, purchases large quantities of prepaid phone cards from a long distance carrier or reseller, and sells the cards in smaller quantities, together with cards from other carriers, to the independent distributor for ultimate distribution to the retail outlet. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

REVIEW OF PRODUCTS

The Telecom Group has two subsidiaries selling telecommunication services and/or products. Clifton Telecom distributes prepaid phone cards and represented 100% of the telecommunications group revenues during the year ending December 31, 2000.

Prepaid Phone Cards

Clifton Telecom, Inc. is primarily a wholesale distributor of prepaid phone cards, distributing over 100 different types of prepaid phone cards issued from over 60 telecommunications carriers, including 13 private label cards. The long distance rates available to users of such cards are between 10% and 50% less than the rates for international calls placed by traditional methods. Generally, each type of prepaid phone card is available in $5, $10 and $20 denominations. With the exception of the private label phone cards, which Clifton Telecom prints and activates itself, the telecommunications group purchases pre-printed, pre- activated phone cards from each of the applicable telecommunications carriers and distributes the cards through its network of independent distributors, predominantly in the New York metropolitan area.

Switching Solutions

During 2000, Auxer Telecom established access and reseller services provided through its switching facility located in Los Angeles, California (the "Switching Facility"). The Switching Facility was comprised of computer equipment and telecom equipment. The proprietary software manages the billing and accounting process. Revenues were generated through the charge of a transaction fee to Clifton Telecard, Inc. based upon the number of minutes passed through the Switching Facility each month by Clifton Telecard phone card customers.

MARKETING

The Company's retail customers can use the prepaid phone cards it distributes at any touch tone telephone by dialing an access number, followed by a PIN assigned to each card and the telephone number the customer seeks to reach. The carrier's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call. The Company believes that many of its customers use prepaid cards as their primary means of making long distance calls due to (i) attractive rates, (ii) reliable service, (iii) ease of monitoring and budgeting their long distance spending and (iv) the appealing variety of calling cards offered to different market segments.

One of the Company's focuses has been on distribution in certain ethnic markets in the U.S. that generate high levels of international traffic to specific countries. As a result, the telecommunications group has become one of the premiere phone card distribution channels in the New York City area, which has many such ethnic markets. Recent immigrants and members of ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home.

The Company has independent wholesalers and retailers throughout the New York, New Jersey and Connecticut area as well as domestically throughout the United States and is continually seeking to add distributors in other areas. These customers serve as a network, purchasing cards from the telecommunications group and further distributing them to approximately 10,000 retail outlets.

SOURCE AND SUPPLY

The Company distributes prepaid phone cards for most of the major telecommunications carriers, including Union Telecard, ITG and Telestar. Included in the telecommunications group's offering of over 100 prepaid phone cards, are private label cards, serviced by the above carriers and Auxer Telecom's network of long distance carriers and service providers.

COMPETITION

The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. There are several large and numerous small competitors in the industry, and the Company expects to face continuing competition based on price and service offerings from existing competitors and new market entrants. In addition, the increasing prevalence of the Internet and emerging technologies seeking to establish Internet telephony pose potential competitive threats to the market for long distance telephone services. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include:

     * Other distributors of prepaid products, such as Union Telecard Alliance and 9278 Communications;

     * Telecommunications companies that produce their own prepaid products, such as IDT and PT-1 Communications; and

     * Other telecommunications companies, such as AT&T, MCI/Worldcom and Total-Tel USA.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our growth.

POINTS OF OPERATION

Clifton Telecom Inc., and Auxer Telecom Inc. both maintain their headquarters and administrative operations in West Paterson, New Jersey.

Clifton Telecard maintain it's main sales office in North Bergen, New Jersey. Auxer Telecom maintain it's customer service and engineering operations in Los Angeles, California. Additionally, it houses its switch operation in Los Angeles, California.

GOVERNMENT REGULATION

The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and regulations promulgated by the Federal Communications Commission ("FCC") apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their respective countries. However, as of the date of this report, we do not require any government approvals to manufacture, distribute and/or market prepaid phone cards.

INTELLECTUAL PROPERTY

The Company does not own any material property in the form of patents.

The telecommunications group owns the right to the telecommunications billing software of Auxer Telecom, Inc. Clifton Telecom, Inc. is primarily a wholesale distributor of prepaid phone cards, distributing over 100 different types of prepaid phone cards, including 13 private label cards under the following trademarks: Original, Original Texas, Original New York, Northern Star, Half Penny, and Prestige. Additionally, Auxer Telecom, Inc. has 9 private label cards under the following trademarks: One Cent America, Jerusalem/Middle East, Kamustahan Philippines, Brazil Campeao, El Sol Mexicano, New Jersey Para Todos, Que Viva Mexico, and Humsafar.

THE AUTOMOTIVE GROUP

INDUSTRY OVERVIEW

The following is an overview of the competition:

(1) FIRST BRANDS located in Danbury, Connecticut. This public company (NYSE:FBR) sells car care products consisting of waxes and polishes (30-50% of the market). Its principal brand name is STP, which is an automotive additive. The brand name for which it markets its wax is known as Simoniz. The product has been in existence since the mid 1900's and is traditionally packaged in a yellow metal container to include various sizes.

(2) TURTLE WAX, INC. located in Chicago, Illinois. This private company has several branches located throughout the nation. Over the years this company has developed several car care trademarks and brand name subsidiaries such as Lubricating 2001, Finish 2001, Formula 2001, and CD-2. Its most recognized national brand name is Turtle Wax. Turtle Wax, Inc. has strong distributor and major retailer penetration and undertakes extensive marketing and advertising to help support its products.

Minnesota, Mining and Manufacturing (3M) located in St. Paul, Minnesota: This public company (NYSE: MMM) is a major leader in several industries including the Automotive and Marine industries. 3M's strength is its brand name recognition.

Other Competition:

Other major competitors in the wax and polish industry include BLUE CORAL, recently acquired by Quaker State and StarBrite Distributors, Inc. located in Florida. Another popular brand name called MOTHER'S located in Huntington Beach, California has recently introduced a complete car care product line to compliment its wax items.

It Silicone and T-Bolt Rust Penetrant: While dozens of competitors market a silicone spray, most notably Gunk and Prestone, others market a multipurpose lubricator such as WD-40 and Liquid Wrench.

Formula 2000 Ultimate Product Line: The Engine Treatment and Oil Additive market is part of the Automotive Aftermarket Parts & Accessories Industry and the Company categorizes within the chemical products group.

Currently, the distribution of engine treatment follows the traditional paths within the Aftermarket industry to include traditional wholesale distribution to automotive retail chains (classical 3 tier), major retail chains (two tier) and direct telemarketing and infomercial settings.

The high-end brand names, where Formula 2000 Ultimate intends to be associated, are products such as Slick 50, Duralube, MotorUp, and Prolong, which dominate the retail shelves.

The mid-range products consist of non-brand name products and private label such as TM8, Tech2000 (Wal-Mart), Lubricator2001 (Turtlewax). Typically, these products include PTFE and low end oil additives packages. The low-end products consist of additional private label brands and STP's brand of oil additives. Typically, these products consist only of low-end packages which include cleaners and low grade oil alternatives.

The main competition within the marketplace comes from well-known names from the automotive industry to include First Brands and Blue Coral, a wholly owned subsidiary of Quaker State.

First Brands: This company has a recognized name in oil additives and engine treatments with its brand name, STP. STP's product line is positioned as a low-end product line with multiple product additives. The products are typically a quality motor oil mixed with old, well known, low-end additive packages. STP offers a full line of additive products.

Quaker State: Is a public company recognized for its line of motor oil products. However, the company owns the well recognized car care products company, Blue Coral. Blue Coral acquired the Slick50 in 1994.

Slick50's initial engine treatment product was primarily a quality motor oil and PTFE, sometimes better recognized as DuPont's Teflon. Additionally, Blue Coral has introduced a full line of additives and gas treatments as well as semi-synthetic and full synthetic engine treatments.

Prolong: This company is private and is located in California. Prolong can be found in the West region of the United States. The company has not changed its format from a single showcase product, although the company has a full line of additive products.

Prolong and DuraLube are typically not offered together; but either Prolong or DuraLube are sold with Slick50.

DuraLube: This company is private and located in Eden, New York. DuraLube is most noted for introduction of the chlorine-based treatments. DuraLube contends its product is no longer chlorine-based.

DuraLube offers a full line of additives and treatments.

MotorUp: MotorUp is private and represents a small share of the market (1% to 3%). MotorUp is located in Philadelphia. Additionally, this company popularized the 15 oz. bottle, satisfaction guaranteed and A No Oil Change product.

MotorUp has a full line of additives including simple quality oil mixed with a strong additive package. Currently, MotorUp is moving away from infomercials and establishing distributors and retailers. The product can be found in some of the less prominent retailers on special isle shelving.

Other Competition:

The Company's other competition is comprised of many mid-tier companies that offer engine treatments as part of their additive product lines or private label vendors.

Several mid-tier products tend to have some brand name recognition and include Lubricator 2001 (Turtlewax product), TM8, Tech2000 (Wal-Mart Private Label), R-2000 (Bilstein), Marvel Mystery Oil, and Tufoil.

Another indirect competitor to the engine treatment market is the recently growing synthetic motor oils. Mobile introduced the Mobile One technology, and has recently introduced TMP technology. Today, Mobile synthetic motor oil technology nearly parallels Formula 2000's synthetic technology.

EasyTest Product Line:

Antifreeze & Battery Testers: The tester market primarily consists of a DIY (do it yourselfer) client base. The distribution chain from manufacturer to end-user (consumer) generally follows a traditional route. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells product to the Jobber and or retailer. The consumer can then purchase from the retailer to complete the chain. The typical third level outlets are made up of automotive retailers, service stations, convenience stores, grocery stores, etc.

Harvey Westbury Corp. is a manufacturer in the United States of these tester items. Since the Easy-Test line offers several other products, the Company also acts as its own distributor.

The following is an overview of the competition:

JONI ENTERPRISES, LTD.- located in Taiwan, Republic of China. This company has been competing with Harvey Westbury for over twenty years and currently leads the market as the primary manufacturer. Joni also carries a small automotive windshield accessory line.

THEXTON MFG., CO. - located in Minneapolis, Minnesota. This company only makes the larger, professional type testers, which, furthermore, represents less than twenty percent of its entire revenue. The Company primarily specializes in automobile repairs and service equipment.

WILMAR CORPORATION - located in Seattle, Washington. This company specializes in the manufacturing of plastic products. It is currently importing several items to increase its catalog selection and acts as a distributor to several major retail chains.

CUSTOM ACCESSORIES, INC. - located in Niles, Illinois. This private company specializes in automotive parts. Mobile Air Conditioning Accessories: This vast market consists of compressors, hoses, valves, refrigerants, refrigerant recovery, retrofit servicing, and accessories.

The automotive air conditioning accessories market primarily consists of Jobbers and Do It Yourselfers (DIY). It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells product to the Jobber and/or retailer. The consumer can then purchase from the retailer to complete the chain.

The following is an overview of the competition:

AEROQUIP CORP. - located in Maumee, Ohio.

This private company is headquartered in Ohio. The company specializes in a variety of markets including Hose, Fittings, and Coupling manufacturing; Heating and Cooling parts & Accessories manufacturing; Automotive and Aviation parts manufacturing; Plastic Products and Plastic Extruders manufacturing; and Mold Making. It is also important to note that the products sold from this company mainly support the Jobber clientele.

WATSCO COMPONENTS, INC. - located in Hialeah, Florida.

This public company (NYSE: WSO) retrofits refrigerant access valves, vacuum pumps, refrigerant recovery machines & filters.

INTERDYNAMICS, INC. - located in Brooklyn, New York.

This private company specializes in the manufacture of automobile parts and equipment. Its share of the AC accessories market includes AC testing and charging accessories, refrigerants, and electronic climate control systems. Its items can be found in the major discount chains such as Pep Boys, Western Auto, and R&S Strauss.

Other Competition:

Another significant competitor in the accessories industry is SCHRADER-BRIDGEPORT located in Altavista, Virginia.

CASTROL INDUSTRIAL North America, INC. located in Downers Grove, Illinois. It manufactures Retrofit Kits found in the market to include its own brand name CASTROL.

Crankcase Drain Plug Series (CDPs & EDPs): The other vendors currently known to manufacture this product are Difco, Inc. and Cargo, Inc.

Fleet Drain Plug Series (RDPs):
The markets for this product are companies with maintenance sections who perform regular maintenance requirements on fleet operations, trucking outlets and repair centers. There is only one other known distributor, IAS, in the United States.

Carbon Monoxide Testers:

Market & Competition:

Carbon Monoxide is a colorless, odorless, poisonous gas byproduct of burning oils and other fuels. It can be quickly absorbed by the body and cause such symptoms as headache, dizziness, irritability, and nausea. Higher concentrations of the gas are lethal. The distribution chain from manufacturer to end-user (consumer) generally follows a traditional route. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells the product to the Jobber and/or retailer. The consumer can then purchase from the retailer to complete the chain. The common retail sources for these particular items are the major Discount Chains such as Kmart and Home Depot.

Harvey Westbury currently directs its marketing efforts towards the aviation and automotive safety arena. Several state and local municipalities mandate these detectors for their department vehicles, as well as regulated flight school facilities. The third aspect of growth is in technology. Harvey Westbury is one of the few organizations that distribute the chemically treated indicator disk, which currently acts as the main component in battery- powered models.

The competition within this industry is as follows:

FIRST ALERT, INC. - located in Aurora, Illinois.

This is a public company that introduced the CO detector. This company's primary source of revenue is from smoke detectors. First Alert, Inc. products are retailed under the brand name First Alert that offers a complete line of gas detectors.

QUANTUM GROUP, INC. - located in San Diego, California.

This private company specializes in safety equipment and measuring device manufacturing. The company's full line of products is marketed under two brand names, COSTARJ, and Quantum.

Other Competition:

Several other brand name companies exist in the market. Such competitive brand names are Nighthawk, Lifesaver, S-Tech, American Sensors, Air-Zone, Emerson, Macurco, and Safety1st.

REVIEW OF PRODUCTS

The Automotive Group currently has two subsidiaries selling automotive products. Hardyston Distributors distributes a variety of automotive hard parts (which represents 100% of its sales), currently representing approximately 41.1% of the Automotive Group's revenue during the year ending December 31, 2000. The Harvey Westbury product lines, which include the products under the names Easy Test and Garry's Royal Satin, represent the Company's other revenue (approximately 58.9%).

Garry's Royal Satin Products:

Royal Satin Supreme: The product was designed with the intent to provide an even longer lasting shine and better durability than King's Ransom for clear-coat finishes.

Garry's Interior Car Care Products: The Company's products in this category are a carpet cleaner, waterproofing spray, leather cleaner and plastic and fiberglass cleaner. The products are currently packaged in spray tops, however new packaging options are being reviewed.

Cream Paste Cleaner Wax: The product is used by detailing professionals. Its blend of waxes and cleaner offers a one-step cleaning and waxing option or can be applied after a compound in detailing practices.

Heavy Duty Rubbing Compound: This product is intended to complement to the Company's cleaner wax for difficult oxidation problems that are too difficult for normal oxidation.

Finishing Polish: The product offers the detailer an extra layer of protection that is intended to get them through an entire season. Cleaner waxes on the market typically fall short of performing more than 4 months. This polish and protector is intended to give the boating enthusiast extra months of added shine and protection from oxidation.

It Silicone and T-Bolt Rust Penetrant: Harvey Westbury markets a silicone and multipurpose lubricant under the brand name It and T-Bolt.

Formula 2000 Ultimate Product Line: Harvey Westbury markets a synthetic lubrication product designed for engines and transmission lubrication enhancement. In 1997, the Company created a new formula and now markets this formula under the name "Formula 2000 Ultimate."

EasyTest Product Line:

The Easy Test product series was founded by Harvey Westbury. The products consist of three (3) types of antifreeze and battery testers, a carbon monoxide tester, and drain plug series. Additionally, the air conditioning line is trademarked under Easy Test as well as the Hatchback solar powered rechargeable light and other accessory products.

Antifreeze & Battery Testers: The Harvey Westbury tester products are manufactured at the Company's facilities in Farmingdale, NY. The main products are anti-freeze and battery testers, which come in three different sizes.

The first type is a five-ball tester that consists of a four-inch glass catheter, assembled together with a vinyl squeeze bulb and dispensing tail. The working components in these items are five specific gravity balls that float at different concentrated levels of the solution being tested. The solution for the anti-freeze test involves a water to anti-freeze mix, while the battery test involves a water to acid mix. Once the items are manufactured and assembled, they are then packaged for retail distribution using Harvey Westbury's in-house machinery and equipment. The same concept applies to the other two size types, which are much larger and resemble a French horn and turkey-baster in their respective shapes. Most items are sold under their registered trademark Easy-Test7, however, the Company also maintains several private label contracts within the industry.

Mobile Air Conditioning Accessories: Harvey Westbury markets all of its air-conditioning accessory items under the brand name Easy-Test. The product line is mainly comprised of retrofit kits, recharge kits, charging hose, fittings, manifold gauges, leak detector kits, thermometers, and protective goggles. Additionally, the accessory items are designed to service all R-12 (CFC-12 or Freon) and R134a (HFC-134a) automotive systems.

Crankcase Drain Plug Series (CDPs & EDPs): Two series of crank case drain plugs are currently packaged by the Company. The group actively markets the CDP series which is a strong rubber plug complete with an inserting tool. The product is marketed to the do it yourself market and the quick oil change chains. The product is purchased in single or six pack blister pack options. The second series is a metal screw in product. The product is self- tapping.

Carbon Monoxide Testers: Harvey Westbury assembles and packages Carbon Monoxide devices that alert the consumer to the presence of carbon monoxide by changing color. This small indicator is roughly 2" in diameter and is comprised of a proprietary blend of chemicals, which react to carbon monoxide. The pill indicator is affixed to an adhesive backed plastic applicator that allows the item to be placed almost anywhere. In addition, the pill indicator changes back to its original color after the carbon monoxide is removed which makes the item reusable.

Depending on the surrounding climate, these detectors can last up to a full year. Harvey Westbury offers two types of testers based on their levels of detection sensitivity. Since carbon monoxide is measured in Part Per Millions
(PPM), one tester will react to carbon monoxide dosages of 50ppm and the other will react at 100ppm.

Fleet Drain Plug Series (RDPs): The Fleet drain plug series is an imported product. The product is generally designed for large construction and farm equipment as well as RVs. The product comes as a kit. The product allows the user to insert a drain tube by screwing onto a permanent attachment to vehicles.

MARKETING

The Company's web sites, which were introduced in 1999, are designed to assist in marketing and sales lead generation. Due to the introduction of the Company's web sites, the Company's Formula 2000, Easy Test, and Garry's product lines have received requests for information on distribution both domestically and internationally.

The Company is engaged in business in several markets. The Company is conducting business with automotive retailers and distributors as well as marine retailers and distributors. The Company's revenues do not exceed 20% with any individual customer.

While the Company is not engaged in any formal contracts with identified volumes, the Company has arrangements to private label for Warren Distribution for Polar products and CarQuest Inc. for CarQuest products. The Company's products are packaged under several other unknown brand names since the products are sold in bulk and packaged by other companies.

The Company's subsidiary, Harvey Westbury has entered into several licensing agreements with third party distribution companies to private label products. In August 1998 Harvey Westbury entered into a licensing agreement with Warren Distribution to use the trademark Polar on its Easy Test Anti-freeze and Battery Tester products, to be distributed through Warren Distribution. In October 1998, Harvey Westbury entered into a licensing agreement with CARQUEST, Inc. to use the trademark CARQUEST on its Easy Test Anti-freeze and Battery Tester products, to be distributed internationally throughout CARQUEST's network of warehouse distributors and retail outlets.

In October 2000, Harvey Westbury Corporation entered into a joint venture agreement with United Suppliers of America to package and distribute Alternative Air Conditioning Recharge Kits.

The Company is currently employing the strategies outlined below:

Garry's Royal Satin Product Line:

Garry's Royal Satin Marine Products: In 2001, the Company intends to continue focus on its sales and distribution efforts for its marine products in the Northeast and Southeast region of the United States. The Company intends to promote Garry's Royal Satin Marine products through local and regional magazine advertisements, discounted sales promotions, and distribution of samples, and promotions at industry tradeshows.

It Silicone and T-Bolt Rust Penetrant: The Company sells limited quantities (less than 1% of total revenues) of these products. No current marketing programs are in place.

Formula 2000 Ultimate Product Line: The Company sells limited quantities (less than 1% of total revenues) of these products. No current marketing programs are in place.

Easy Test Product Line:

Antifreeze & Battery Testers: The Company plans to maintain an aggressive pricing format for this commodity item and to continue to offer discounts to old clients for returning. Management continues to pursue lower cost manufacturing opportunities in order to remain a low cost supplier of these testers. Management intends to become a volume importer of inexpensive testers and accessories. With Harvey Westbury's in-house packaging capabilities, the Company intends to pursue more private labeling arrangements. The

Company intends grow its other Easy-Test products through its current tester client base.

Mobile Air Conditioning Accessories: The Company plans to distribute the line of AC accessories and chemicals with a new catalog. The Company intends to be a low cost supplier of these accessory products.

Crankcase Drain Plug Series: The Company intends to market this product to its current tester client base. The Company intends to be a low cost supplier of these accessory products.

Carbon Monoxide Testers: The Company intends to focus on maintaining its current client base and to identify new clients with similar profiles. Management believes it can market this product to the small aircraft aviation industry where Garry's Royal Satin has a small client base.

Fleet Drain Plug Series: The Company intends to reintroduce the product to the client base as well as identify similar profile prospects through mailing campaigns.

SOURCES AND SUPPLIERS

The Automotive Group currently has contracts or arrangements with subcontractors and/or suppliers. Therefore, the Company may be unable to obtain Products from its manufacturers in a timely fashion. The raw materials for all of the Company's current products are easily accessible and several sources exist.

Harvey Westbury's Easy Test Anti-freeze and Battery Testers. The 501 series testers are assembled and packaged in West Paterson, New Jersey facility. The 701 and 901 series testers are assembled by the supplier and packaged in Harvey Westbury's West Paterson, New Jersey facility. Harvey Westbury's Easy Test Mobile Air Conditioning Accessories are assembled by the supplier and packaged in Harvey Westbury's West Paterson, New Jersey facility. The Company does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The Company's subsidiary, Harvey Westbury sells automobile accessories under the name East Test, which is a registered trademark, number 942648 registered on Sept. 12, 1972 and renewed in 1993.

Harvey Westbury's Garry's chemical based products are manufactured and packaged by a third-party chemical manufacturer in New York. The Company does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The formulations for the products were developed by the manufacturer. Harvey Westbury created the formulas for Garry's Royal Satin and Garry's Royal Satin Liquid. The name Garry's Royal Satin is not a registered trademark. The Garry's Royal Satin products are marketed and sold by Harvey Westbury.

Formula 2000 products are manufactured and packaged by third-party chemical manufacturers in New York. The Company does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. Auxer created the formula for these products which is currently marketed under the "Formula 2000 Ultimate" name which is marketed and sold by Harvey Westbury. The name Formula 2000 Ultimate is not a registered trademark.

Hardyston Distributors purchases automotive parts from several local distributors in Northern New Jersey. Products are manufactured and packaged by the supplier or manufacturer. The Company does not have any contractual agreements or licensing arrangements with its suppliers for these products. Hardyston Distributors purchases automotive parts for resale.

Harvey Westbury's Easy Test Testers and Accessories are imported from the following suppliers in Taiwan and China: Pan Taiwan Enterprises, Co., Ltd, Yen Jen, Three-In-One Enterprises and DHC. In Addition, another supplier is ATS, based in the United States. The 501 series testers are assembled in Harvey Westbury's West Paterson, New Jersey facility. Harvey Westbury's Easy Test Mobile Air Conditioning Accessories are imported from such suppliers as Yen Jen and Pan Taiwan Enterprises, Co., Ltd. in Taiwan; Aerosol based in Kansas, TCC based in Texas; DuPont based in Wilmington, Delaware, Environmental Material Corp. based on New Jersey and Allied Signal based in New Jersey. Some products are manufactured at the Harvey Westbury Farmingdale, NY facility. Harvey Westbury's Garry's Royal Satin and Formula 2000 products are manufactured and supplied by John Prior, Inc. and Innovative Chemical both based in New York; CRC based on Pennsylvania; Penray based on Illinois; and Bernard Laboratories based in Ohio. Hardyston Distributors purchases automotive parts from several local distributors in Northern New Jersey including B&B Auto Parts and Allendale Automotive Enterprises.

We have a market position of less than 5% for any of our products.

Garry's Royal Satin Product Line for Automotive, Marine & Aviation: The Wax and Polish market is mainly comprised of waxes, polishes, and Protectants.

The care products industry is comprised of multiple types of products and brand names. Any area or component of one vehicle has a particular product made to clean and/or protect it. The products, mechanically, generally come in either aerosol cans or plastic spray bottles with a typical range to include lubricants, cleaners, sealants, adhesives, and protectants.

In addition to the Automotive Industry, the Company is also involved in the Marine Waxes and Polishes industry.

The wax market primarily consists of what the company terms Do It Yourselfer ("DIYer") client base. The distribution chain from manufacturer to end-user (consumer) generally follows a traditional route. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells product to the Jobber and/or retailer. The consumer can then purchase from the retailer to complete the chain.

Major retailers command a larger influence in the industry by being their own distributors. This push has started to shift the distribution chain towards a two step process, which entails the wholesaler selling direct to the retailer. Under this method, the retailer can now handle more volume than the distributor, in most cases, and is able to demand lower purchase levels. Electronic Data Inquiry ("EDI") systems are also becoming more accepted by major retailers. These systems make it easier to order directly from the manufacturer.

Harvey Westbury Corp. falls into the first level of distribution. It is a manufacturer distributor of Garry's, which is its own line of car care products to include waxes, pastes, cleaners & Protectants.

There are three primary strategies from which the Company intends for this segment of its business to provide opportunity for growth. The first of which is better and more appealing packaging. Few product lines offer attractive, screw top containers. The second is the one- step application process. Finally, sales support can play a big factor. Market penetration exists for those manufacturers who supply assistance with sales support. Harvey Westbury has just introduced a new packaging scheme for its Royal Satin Wax Garry's line which involves a new twist off plastic container for convenience along with a new color and label design.

POINTS OF OPERATION

Auxer, CT Industries, Harvey Westbury, Hardyston, all maintain their headquarters and administrative operations in West Paterson, New Jersey.

Harvey Westbury maintains its main sales office in West Paterson, New Jersey. Harvey Westbury manufacturers and warehouses its products in West Paterson, New Jersey. The Easy Test product components are primarily manufactured by various vendors throughout the United States and Internationally and assembled/packaged at the West Paterson, New Jersey location. Garry's waxes, polishes, and chemicals, as well as Formula 2000 Engine Treatment are manufactured and private labeled by several vendors throughout the United States and warehoused at the West Paterson, New Jersey location. Hardyston Distributor's has an additional location in Franklin, New Jersey. Hardyston distributes automotive parts and accessories to the surrounding area automotive stores and service stations.

GOVERNMENT REGULATION

While numerous government regulations are developed directed at the automotive and marine industries on an on-going basis; the company does not believe that there are any significant government regulations pending that would impact the current product categories that the Company is currently marketing and selling.

INTELLECTUAL PROPERTY

The Company does not own any material property in the form of patents.

The Automotive Group's subsidiary, Harvey Westbury, sells automotive accessories under the name Easy Test, which is a registered trademark, number 942648 which was registered on September 12, 1972 and renewed in 1993. The Company does not have any contractual agreement or licensing arrangements for these products. There are no patents held by third parties. Additionally, Harvey Westbury sells waxes and polishes under the name Garry's Royal Satin, which is not a registered trademark. Harvey Westbury previously was a distributor for Garry's Laboratories based in Buffalo, New York. Garry's Laboratories registered and owned the trademark. However, Garry's Laboratories ceased doing business and the trademark registration expired. Harvey Westbury has continued to distribute the product under the trade name "Garry's Royal Satin." Harvey Westbury's Garry's chemical based products are manufactured and packaged by a third-party chemical manufacturer in New York. The Company does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The formulations for the products were developed by the manufacturers.

In October 1995, Universal Filtration entered into an agreement with William Hayday for the purchase of the worldwide non-transferable rights to market the Fiona Button Trap Filter and the rights to make any future modification to the design. The term of the agreement was October 1, 1995 until September 30, 1999. The agreement has expired.

On May 23, 1996, CT Industries entered into a supply agreement with MotionLube, licensee of patented technology relating to vehicular and machinery lubricants covered by Patent No. 5,385,683 whereas MotionLube will manufacture or cause to be manufactured the product covered above which will be sold under the name Formula 2000. The term of the agreement was for one year from the date of the agreement, which will automatically renew annually provided no violations by either party. The agreement was not renewed after the first year. Subsequently, the Company created a new formula, specifically Formula 2000 Ultimate, which Harvey-Westbury markets and sells.

Harvey Westbury does not have any contractual agreements or licensing arrangements with its suppliers for Garry's Royal Satin products. There are no patents held by third parties or by Harvey Westbury.

Harvey Westbury does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The formulations for the products were developed by the manufacturer. Harvey Westbury owns the rights to the formulas for Garry's Royal Satin and Garry's Royal Satin Liquid. The supplier owns the rights to the formulas for the rest of the products under the Garry's line. Auxer does not have any contractual agreements or licensing arrangements with its suppliers for the Formula 2000 products. There are no patents held by third parties. Auxer owns the rights to the formula for these products.

Hardyston Distributors does not have any contractual agreements or licensing arrangements with its suppliers for Garry's Royal Satin products. Hardyston Distributors purchases automotive parts for resale.

EMPLOYEES

The Company and its subsidiaries have 42 employees as follows: The Auxer Group,
Inc.: 4 - Management; 4-Support Staff; Auxer Telecom Inc.: Management - 3; Support Staff - 8; Programmers - 2; Clifton Telecard, Inc.: Management - 1; Sales- 3; Support Staff - 5; Harvey Westbury Corp.: Management - 1; Warehouse Staff - 2; and Hardyston Distributors, Inc. d/b/a The Mechanics Depot:
Management - 1; Support Staff - 6; and Warehouse Staff -2.

ITEM 2. DESCRIPTION OF PROPERTY

The Company entered into a five-year lease agreement with a non-affiliated party beginning on February 1, 2000 and expiring January 31, 2005, for the premises located at 12 Andrews Drive, West Paterson, New Jersey for its Wayne, New Jersey and Farmingdale, New York operations. Such premises are approximately 18,000 square feet. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:

PERIOD                     ANNUAL RENT           MONTHLY RENT
------                     -----------           ------------
Feb. 1, 2000 -
Jan. 31, 2001              $ 85,000              $ 7,083.34

Feb. 1, 2001 -
Jan. 31, 2002               $89,250              $ 7,437.50

Feb. 1, 2002 -
Jan. 31, 2003               $93,500              $ 7,791.67

Feb. 1, 2003 -
Jan. 31, 2004               $97,850              $ 8,145.84

Feb. 1, 2004 -
Jan. 31, 2005               $102,000             $ 8,250.00

In addition to the minimum monthly rental payments, the Company must pay real estate taxes, insurance, and utilities.

Since the acquisition of the assets of Clifton Telecard Alliance Inc., we have been making payments under its lease of $5,487 per month. The space is located in North Bergen New Jersey and is approximately 2,800 square feet. We will be discussing a renegotiation of such lease in the immediate future.

Auxer Telecom Inc. entered into a month-to-month lease agreement with a non-affiliated party beginning August 1, 2000 at a monthly rate of $2,500 for facility space in Los Angeles, California. Such space is approximately 500 square feet. Auxer Telecom also leases office space in Los Angeles, california on a month-to-month basis at the monthly rate of $7,766.00. Such space is approximately 1,800 square feet.

ITEM 3.  LEGAL PROCEEDINGS

The Company has the following pending or threatened litigation:

Ross & Craig Solicitors v. Auxer Industries, Inc. - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1598-98. This is a case brought by an English partnership against us. Ross & Craig is requesting the sum of $46,666.23 plus interest accruing from 1997 for work, labor and services rendered. This case should have been commenced in England against one of the Company's subsidiary or affiliate corporations and perhaps against certain Company management individually. To date, there has been a complaint served and an answer filed. We have a pending motion to extend discovery. We plan to contest this case vigorously. To date, we cannot estimate the likelihood of success of the defense because discovery has not yet begun.

Eileen M. Huff, et. al. v. Harvey Westbury Corp. and Auxer Industries, Inc. - Supreme Court of the State of New York, Suffolk County, Index No. 29090-97 and Suffolk County District Court, First District Civil Court of New York, Index No. CEC67098; and Lorraine Duff v. Harvey Westbury (and Auxer) and Suffolk County District Court, First District Civil Court of New York, Index No.CEC67-98. These cases all involved the Company's purchase of Harvey Westbury. They are about the "wrongful termination" of one employee, and the alleged non-payment of insurance premiums for another. The Company filed answers to all lawsuits. In July 1999, the Lorraine Duff case was settled whereby the parties signed a settlement agreement. The Company agreed to pay the sum of $5,000 in 10 monthly installments of $500 each. Payments commenced in August 1999 and continued until May 2000. All payments have been made and this case is completed. With respect to the other lawsuit, the Company plans to defend its position vigorously. To date, we can not estimate the likelihood that we will be successful in defending this lawsuit.

Interdynamics, Inc. v. Harvey Westbury Corp and The Auxer Group, Inc. - United States

District Court, Eastern District of New York, Case No. 00-CV-7115- This case is an action for patent infringement seeking monetary damages and injunctive relief. We have counterclaimed for antitrust violations. The case is presently in the discovery phase. A motion for preliminary injunctive relief was held in January 2001 and the Magistrate Judge denied the Plaintiff's injunction in all respects. The Company intends to vigorously defend this action and pursue its antitrust case against the Plaintiff. In the event that a monetary judgment is eventually rendered against the Company that judgement could be as high as 3 times the number of units sold multiplied by the difference between the Company's selling price and the price at which the Plaintiff could have sold its product but for the Company's sales.

The Company is not currently aware of any other pending, past or present litigation that would be considered to have a material effect on the Company. The Company considers that any litigation under 10% of its net assets is not material. There are no known bankruptcy or receivership issues outstanding and the Company has no known securities law violations. Additionally, the Company has no known legal proceedings in which certain corporate insiders or affiliates of the issuer are in a position that is adverse to the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On March 20, 2001, there were approximately 472 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "AXGI".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 1999 and 2000 shown below are quotations from the OTC BB. The high and low bid prices for 2000 shown below are quotations from the Pink Sheets. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                HIGH BID             LOW BID
------                --------             -------
1999

First Quarter         0.22                 0.001
Second Quarter        1.035                0.055
Third Quarter         0.09                 0.0600
Fourth Quarter        0.08                 0.01

2000

First Quarter         0.14                 0.04
Second Quarter        0.125                0.06
Third Quarter         0.14                 0.06
Fourth Quarter        0.09                 0.05

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we or the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Years December 31, 1999 and 2000.

The financial statements for the years ended December 31, 1999 and 2000 have been prepared on a going concern basis. The issuance of a going concern opinion by the auditors indicates that the auditors have substantial doubt about the company's ability to continue as a going concern. The Company incurred net losses of $7,624,650 for period from April 18, 1995 to December 31, 2000. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. If the Company is unable to obtain adequate financing necessary to support the Company's ability to continue its operations, advance its plan of operations, increase its sales, increase its inventory and working capital, the Company would be substantially limited. If the Company is unable to properly fund its plan of operations, the Company's continuation would be jeopardized. Management's plan to overcome its financial difficulties consists of raising additional capital and increasing revenues from its subsidiaries.

Results of operations for periods ended December 31, 1999 and 2000

                                          Year ended December    Year ended December    +/- %
                                          31, 1999               31, 2000               -----
                                          --------               --------
Net Sales                                 871,259                10,993,570             +1261%
Gross Profit                              249,049                969,310                -20%
Selling, General &                        1,302,418              3,619,994              +278%
Administrative Expenses
Research & Development Costs              0                      0                      0%
Depreciation Costs                        11,626                 111,145                +956%
Amortization Costs                        0                      0                      0%
Interest                                  10,618                 36,524                 +344%
Net Income (Loss)                         (1,392,207)            (2,795,833)            n/a
Inventory                                 290,725                1,226,807              +422%

Net Sales

We had sales of sales of $10,993,570 in 2000 compared to sales of $871,259 in 1999 representing an increase of $10,122,311 or 1261%.

The increase in sales in 2000 was due to an increase in revenue generated from the Automotive Group's air conditioning line and the addition of the second warehouse facility. The primary revenues source for the company was prepaid phone cards through the acquisition of the Telecom Group in the third quarter of 2000.

Gross Profit Margins

We had gross profits of $969,310 and a gross margin of 9% in 2000 compared to gross profits of $249,049 and a gross margin of 29% in 1999 representing a decrease in the gross margin of 20%.

The increase in gross profit was a result of the companies telecom group's increased revenues through sales of prepaid phone cards and the automotive group's air conditioning line.

Selling, General & Administrative Expenses

We had general and administrative expenses of $3,619,994 in 2000 compared to $1,302,418 in 1999 representing an increase of $2,317,576 or 278%.

The increase in these expenses was a result of expenses related to the telecom group's acquisition and operating expenses.

Research & Development Costs

We had research and development costs of $0 in 2000 compared to $0 in 1999 representing no change.

Depreciation

We had depreciation expenses of $111,145 in 2000 compared to $11,626 in 1999 representing an increase of $99,519 or 956%.

The increase in these expenses was a result of an increase in the equipment and assets related to the acquisition of the telecom group.

Amortization Costs

We had amortization expenses of $0 in 2000 compared to $0 in 1999 representing no change. There were no costs that were capitalized or amortized. All costs were expenses in the period they incurred.

Interest

We had interest expenses of $36,524 in 2000 compared to $10,618 in 1999 representing an increase of $25,906 or 344%.

The increase in these expenses was a result of a higher average principal outstanding on Harvey Westbury's credit facility.

Net Income (Loss)

We had net losses of $2,795,833 or a loss of $0.03 per share in 2000 compared to losses of $975,127 or a loss of $0.02 per share in 1999 representing an increase in losses of $1,820,706 or $0.01 per share.

The increase in losses was a result of an increase in expenses, related to the acquisition of the telecom group.

Inventory

We had inventory of $1,226,807 on December 31, 2000 compared to inventory of $290,725 on December 31, 1999 representing an increase of $936,082 or 422%.

The increase in inventory was a result of the company's increase in prepaid phone card inventory as well as air conditioning inventory.

A substantial part of our growth has been achieved through acquisition within the telecommunications industry. Given the acquisition of Clifton Telecard, the results from operations from period to period are not necessarily comparable.

Our principle source of revenue has been the telecom group's prepaid phone cards. The telecom group's markets and distributes branded prepaid phone cards produced by a variety of telecommunications long distance carriers and resellers, as well as private label proprietary prepaid phone cards produced for the Company by various long distance carriers and/or resellers.

Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discounts stores. The retail outlets are serviced by independent distributors, which often purchases large volumes of branded prepaid phone cards from the long distance carrier or reseller and sells the cards in smaller quantities, together with cards from other carriers and/or private label cards distributed by the telecom group, to the independent distributor, for ultimate distribution to retailer outlet.

Branded cards are purchased by the telecom group at a discount from the face value of the card, and result to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 3%, represents the grow margin retained by the telecom group. Purchases of branded cards by the Company are made on varying terms, from C.O.D. to a net 21 basis, although the majority of the Company's purchases are made on credit terms of 10 days or less. Sales by the telecom group of its product are generally made on a net 30 basis.

Private label cards are generally designed and produced by the Company, utilizing card numbers and PINs provided by the telecommunications' carrier or reseller providing the long distance service for the card. The Company incurs the upfront expense of printing the phone cards. However, the Company does not pay the long distance carrier until it activates the cards, which occurs upon the sale by the Company to the distributor. Accordingly, through the use of private label cards, the Company's cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis. In addition, private label cards generally provide the Company with the ability to achieve a greater gross margin percentage, typically ranging from 3% to 6%.

We plan to invest in marketing and advertising its products which may increase sales. We believe increased marketing and advertising can impact our gross revenues.

We plan to continue to pursue our acquisition strategy over the next twelve months and believe this may impact our gross revenues and costs.

In August 2000, we acquired telecommunications equipment as part of our strategy to form a telecom group. We plan to add additional equipment and personnel in the telecom group if revenues continue to grow.

Our subsidiary, Harvey Westbury, entered into a joint venture agreement with United Suppliers of America to market and distribute alternative refrigerant products and kits. This relationship could produce increased revenues for the automotive group.

In September 2000, our automotive group launched its fall and winter line of Easy Test products. These products could produce increased revenues for the automotive group.

Our telecom group is pursuing several product development projects related to various advances in telecommunications services and products which could increase our revenues.

For the period ending December 31, 2000, we began accounting for our segmented information by groups due to the formation and acquisition related to the telecommunications industry. Effective since the 3rd quarter of 2000, we segment our information by automotive and telecom groups.

Our automotive sales of air conditioning products can be effected by the intensity of the weather during the 2nd and 3rd quarter of the year.

Our subsidiary, Harvey Westbury signed a new credit facility agreement on July 11, 2000 with Merchant Financial Corporation and terminated its credit facility agreement with Finova Capital (formerly United Credit Corp.) The new credit facility currently permits borrowings of up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit is basic interest on the daily unpaid cash balances outstanding during each month at a rate equal to the prime rate plus 5% per annum above the prime rate of 9.5%. The credit facility agreement requires a commitment fee of 1% of the maximum credit line per annum each anniversary date of the signing of the agreement, July 11, 2000.

For the year ending December 31, 2000, we paid for operations by raising $3,229,639 through common stock issuance and debt borrowings after payments to short term debts. At December 31, 2000, we had total current assets of approximately $3,789,623. This included $282,023 in cash, $1,226,807 of inventory and $2,247,688 of accounts receivable. Our cash balances vary significantly from day-to-day due to the large volume of purchases and sales made by us from the various prepaid phone cards companies and the numerous distributors to whom we sell cards. Due to the shorter credit terms made available to us from the telecommunications companies from whom we buy branded cards, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms, which are made by us from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied such cash requirements by loans and/or private financing to provide us with liquidity to meet our future needs. There can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy our short-term cash flow needs from other sources in the future.

In December, we raised $551,685 in notes payable. The notes were refunded in January 2001 with short term notes as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685.

We formed a telecom group consisting of two subsidiaries, Auxer Telecom and Clifton Telecard, Inc. All of the revenue generated from Auxer Telecom is related to distribution and sales from Clifton Telecard, Inc. for the period ending December 31, 2000. The revenue has been accounted as intercompany sales in the consolidated financial statements.

Our ability to achieve profitability will depend, in part, on our ability to successfully increase our revenue from our operating groups. We will require additional funding through external sources to achieve profitability. There is no assurance that we will be able to successfully raise the additional funding or increase its revenue in order to achieve profitability.

Internal and External Sources of Liquidity

Our subsidiary, Harvey Westbury has a credit facility agreement with Merchant Financial Corp. The credit facility currently permits borrowings of up to $400,000 against a fixed percentage of 75% of eligible accounts receivables and up to 50% of eligible inventory. The interest rate on the line of credit is basic interest on the daily unpaid cash balances outstanding during each month at a rate equal to the prime rate plus 5% per annum.

Presently, we do not have any unused sources of liquidity available to us. In addition, it can be difficult to raise cash through capital transactions based on our listing of our stock on the OTC Electronic Bulletin Board.

Year 2000 Compliance

Our state of readiness is in the process of completion. Our Information Technology (IT) system's are based on a multi-unit network of personal computers. The IT systems are using Microsoft Windows 95 and Windows 98 operating systems under a peer-to-peer network. The IT systems have been upgraded with Microsoft's Year 2000 Resource CD. We receive the latest version from Microsoft as it becomes available. All supporting business software has been upgraded for Year 2000 compliant issues to the extent that the third party software is known. We have performed simulated tests and have not experienced any material impacts. We will continue to maintain the IT systems with the most up to date versions of Year 2000 compliant software. Our web sites and credit card processing requirements are maintained on server systems of third parties and have all been tested for Year 2000 compliance. We do not consider Y2K issues to be of high risk or expensive to fix. We believe only minor fixes may be required. As a contingency plan, we have implemented an aggressive backup program where all data will be maintained on backup storage independent of our IT systems. In the case of IT system failure (worst case), we estimate $5000 in IT system upgrades or we have budgeted these funds for this situation and intend to reserve these funds through the 2nd quarter of 2000.

ITEM 7. FINANCIAL STATEMENTS

The following are the financial statements of the Company, together with the report of auditors.

                          Index to Financial Statements
                              The Auxer Group, Inc.

                                                                        PAGE
                                                                        ----
Accountant's Report                                                     F-2

Consolidated Balance Sheets                                             F-3-4

Consolidated Statement of Income and Retained Earnings                  F-5

Consolidated Statement of Changes in Stockholders' Equity               F-6

Consolidated Statement of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                              F-8-19

To the Board of Directors and Shareholders of The Auxer Group, Inc.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of The Auxer Group, Inc. as of December 31, 2000 and 1999 and the related statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of The Auxer Group, Inc. as of December 31, 2000 and 1999 and the results of its operations, shareholders equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that The Auxer Group, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of The Auxer Group, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KALOSIEH, SHACKIL & MEOLA, CPAs PA

Fair Lawn, New Jersey
February 15, 2001

                              THE AUXER GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                     Assets

                                              Year End               Year End
                                              December 31, 2000      December 31, 1999
                                              -----------------      -----------------
Current assets
      Cash                                                282,023          8,400

      Accounts receivable (net of allowances
      $65,223 in 2000, $19,639 in 1999)
                                                        2,247,688         92,370

      Inventory

                                                        1,226,807        290,725

      Prepaid expenses                                         --         33,105

      Other receivables                                        --         23,283

      Total current assets                              3,789,623        414,778

Property and Equipment

      Vehicles                                             38,036          7,700

      Furniture and fixtures                               23,329          9,234

      Machinery and equipment                             666,464         44,129

      Leasehold improvements                                2,121          5,757


                                                          729,950         66,820

               Less: accumulated depreciation            (99,570)

                                                                        (34,062)

      Property and equipment (Net)
                                                          630,380         32,758

Other assets

      Security deposit                                    140,482         24,299

      Other receivables                                        --         42,334

      Goodwill (net of amortization of $42,347 in 2000)        --        804,592

      Total other assets                                  987,408         24,299

Total assets                                         $  5,407,411   $    471,835

See accountants' report and accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                      Liabilities and Stockholders' Equity

                                                         Year End       Year End
                                                December 31, 2000  December 31, 1999
                                                -----------------  -----------------
Current liabilities

      Accounts payable and accrued expenses           $ 2,150,606    $   107,887

  Credit line

                                                           64,849         31,368

      Deferred sales                                      846,363             --

      Notes payable                                     1,564,353
                                                                          82,523

      Notes payable-shareholders                           87,859         77,390

Total current liabilities                               4,714,030        299,168

      Long-term debt, less current maturities               3,178          1,155

 Total liabilities                                      4,717,208        300,323

      Stockholders' equity

        Capital stock - authorized 1,000,000,000 shares   104,047         56,747
         $.001 par value per share 104,037,030 and
         56,736,797 shares outstanding  in 2000 and
         1999 respectively

        Preferred stock - authorized 25,000,000 shares      2,750          2,750
         $.001 par value per share, 2,750,000 shares
         outstanding in 2000 and 1999 respectively

                Additional paid in capital              8,208,056      4,940,832

        Accumulated deficit                           (7,624,650)    (4,828,817)

    Total stockholders' equity                            690,203        171,512

    Total liabilities and stockholders' equity        $ 5,407,411    $   471,835

                    See accountants' report and accompanying
                  notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                         Year End       Year End
                                                      December 31,   December 31,
                                                             2000           1999
                                                             ----           ----
Income                                               $ 10,993,570    $   871,259

   Less:  Cost of goods sold                           10,024,260        622,210
                                                      -----------     ----------
Gross profit                                              969,310        249,049
                                                      -----------     ----------
 Operations:

   General and administrative                           3,619,994      1,302,418

   Depreciation and amortization                          111,145         11,626

        Interest expense                                   36,524         10,618
                                                      -----------     ----------

                     Total expenses                     3,767,663      1,324,662
                                                      -----------     ----------

           Income (loss) from operations
                                                         (2,798,353)   (1,075,613)

      Other income (expense)

                     Interest income

                                                              5,037           706

         Loss on abandonment                                (2,517)            --
                                                        -----------    ----------

       Net income (loss) before extraordinary items
                                                         (2,795,833)   (1,074,907)

    Extraordinary item, gain on forgiveness of debt              --        99,780
                                                        -----------    ----------
Net income (loss)
                                                         (2,795,833)     (975,127)
        Accumulated deficit at beginning
                                                         (4,828,817)   (3,853,690)
                                                        -----------    ----------

  Accumulated deficit at end                           $ (7,624,650)  $(4,828,817)
                                                        ===========    ==========

      Net income (loss) per common share               $      (0.03)  $     (0.02)
                                                        ============   ===========

Net income (loss) per common share - assuming dilution $      (0.02)  $     (0.02)
                                                        ============   ===========


                    See accountants' report and accompanying
                  notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Preferred  Preferred Stock Common Stock    Common Stock     Additional   Accumulated
                                        Stock    Par Value $.001    Shares     Par Value $.001  Paid in Capital  Deficit
                                       Shares        Amount                         Amount
                                         (A)                         (B)

     Balances at December 31, 1998             -            $ -     36,361,097         $ 36,361    $ 3,657,004 $ (3,853,690)

     Common stock issued for cash                                   17,950,000           17,960        732,099

     Common stock issued for services                                  589,000              589         43,651

     Common Stock Issued for debt
     extinguishments                                                 1,000,000            1,000          9,220

     Common stock issued for
     acquisition                                                       836,700              837         89,108

     Stock issued                      2,750,000          2,750                                        409,750

     Net loss for the year                                                                                         (975,127)

     Balances at December 31, 1999     2,750,000        $ 2,750   $ 56,736,797         $ 56,747    $ 4,940,832 $ (4,828,817)

     Common stock issued for cash                                   36,225,233           36,225      1,401,661

     Common stock issued for goods
     and services                                                    8,075,000            8,075      1,604,563

     Common stock issued for
     acquisition                                                     3,000,000            3,000        261,000

     Net loss for the year

     Balances at December 31, 2000     2,750,000        $ 2,750    104,037,030        $ 104,047    $ 8,208,056 $ (7,624,650)

(A) Preferred stock, par value $.001, convertible to 10 shares of common stock, 25,000,000 shares authorized, 2,750,000 shares and outstanding at December 31, 2000.

(B) Common stock, par value $.001, 1,000,000,000 shares authorized, 104,037,030 shares issued and outstanding at December 31, 2000.


 See accountants' report and accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Year End              Year End
                                                            December 31, 2000   December 31, 1999
                                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                             $ (2,795,833)           $ (975,127)
Depreciation and amortization                                      111,145                11,626
Common stock issued for services                                 1,612,638                44,240
Loss on abandonment                                                  2,517                     -
Extraordinary item, gain on forgiveness of debt                          -                99,780
                                                                ----------              --------
                                                                (1,069,533)             (819,481)

(Increase) decrease in:

      Accounts receivable                                       (1,326,896)              (58,847)
      Inventory                                                   (392,216)             (126,423)
      Prepaid expenses                                             (25,105)                    -
      Subscriptions receivables                                          -                15,125
      Other receivables                                            (19,051)                    -

Increase (decrease) in:

      Accounts payable and accrued expense                         665,082               (94,745)
      Deferred sales                                               846,363                     -

TOTAL CASH FLOW FROM OPERATIONS                                 (1,321,356)           (1,084,371)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase property, inventory and equipment                  (649,892)             (111,343)
      Acquisition                                                 (877,988)                    -
      Security deposit                                            (106,780)              (16,447)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                      (1,634,660)             (127,790)

CASH FLOWS FROM FINANCING ACTIVITIES

      Borrowings/payments under line of credit agreement (net)      33,481                 5,575
      Proceeds from short-term debt                              1,507,496                     -
      Payments on short-term debt                                  (22,538)             (110,000)
      Proceeds on long-term debt                                         -                 5,000
      Payments on long-term debt                                    (1,155)               (1,322)
      Shareholder loan payable                                      10,469                55,497
      Sale of common stock                                       1,437,886               850,224
      Common stock issued for acquisition                          264,000                     -
      Sale of preferred stock                                            -               412,500

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                       3,229,639             1,217,474

NET INCREASE IN CASH                                               273,623                 5,313

CASH BALANCE BEGINNING OF PERIOD                                     8,400                 3,087

CASH BALANCE END OF PERIOD                                       $ 282,023               $ 8,400

         See accountants' report and accompanying notes to consolidated financial statements.

Note 1 - ORGANIZATION OF COMPANY

o         CREATION OF THE COMPANY

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

On November 3, 2000. the certificate of incorporation was amended to change the number of authorized shares to 1 billion of common stocks, at $.001 par value.

o         DESCRIPTION OF THE COMPANY

The Company is an investment holding company that is comprised of SIX subsidiaries: the Harvey Westbury Corporation, Hardyston Distributors, Inc., CT Industries, Auxer Telecom, Inc., Clifton Telecard, Inc. and Universal Filtration Industries.

On April 18, 1995, the Company acquired CT Industries, Inc. ("CT"), a New Jersey corporation based in West Paterson, New Jersey. CT is a distributor of various automotive products.

On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. ("Universal Filtration") a New York corporation. Based in West Paterson, New Jersey, Universal Filtration has developed the "Fiona Micro Screen Filter", a replacement upgrade to a component of machinery used by the dry cleaning industry.

On October 25, 1996, the Company acquired Harvey Westbury Corp. ("Harvey Westbury"), a New York corporation. Based in West Paterson, New Jersey, Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products.

On April 22, 1999, the Company formed Hardyston Distributors, Inc., d/b/a The Mechanics Depot, a Nevada corporation. Based in northern New Jersey, Hardyston Distributors is an automotive parts distributor.

On August 7, 2000, the Company formed Auxer Telecom Inc., a Delaware corporation. Auxer Telecom is a reseller of telecommunications access services with operations based in Los Angeles, CA.

On August 7, 2000, the Company formed Clifton Telecard Inc., a Delaware corporation. Based in Northern New Jersey, Clifton Telecard is a wholesale distributor of prepaid phone cards.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,624,650 for period from April 18, 1995 to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

The Company is anticipating that with the completion of proposed private placements of its securities, the Company will have sufficient funding to increase sale of its products to the public. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional products, improve manufacturing efficiency, build an inventory to meet fulfillment requirements for the Company's various automotive products and the completion of planned acquisitions. The Company plans to engage in such ongoing financing efforts on a continuing basis.

The consolidated financial statements presented consist of the company and its wholly owned subsidiaries CT, Universal Filtration, Harvey Westbury, Hardyston Distributors Inc., Auxer Telecom, Inc. and Clifton Telecard, Inc., all of which are under common control. Material inter-company transactions and balances have been eliminated in the consolidation.

b.  Earnings (Loss) per share

Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

c.  Receivables

Allowances against receivables are provided equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with review of current status of the existing receivables and amounted to $2,247,688 at December 31, 2000 and $92,370 at December 31, 1999, respectively.

d.  Property and Equipment

Property and equipment are recorded at cost and are depreciated under the straight-line methods over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                                                              Accumulated
                                          Cost at            Depreciation
                                         12/31/00                12/31/00
                                         --------                --------
Vehicles                                 $ 38,036                  $9,454

Machinery and                                                      81,740
equipment                                 666,464

Furniture and fixtures                                              8,073
                                          23,329

Leasehold improvements                                               303
                                           2,121

                                                              Accumulated
                                          Cost at            Depreciation
                                         12/31/99                12/31/99
                                         --------                --------
Vehicles                                  $7,700                   $1,540

Machinery and                             44,129                   25,766
equipment

Furniture and fixtures                     9,234                   3,516

Leasehold improvements                     5,757                   3,240

e.   Intangible Assets

Goodwill purchased as a part of the acquisition of the assets of Clifton Telecard Alliance Inc. as further described in Note 3, is being amortized on a straight- line basis over an estimated beneficial life of five years.

f.   Revenue recognition

Revenue is recognized when products are shipped or services are rendered. During 2000 the Company received $846,363 for services to be provided in the following year. When the service is provided this amount will be recognized in income.

g.  RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are charged to operations when incurred.

h.  Use of Estimates

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

i.  Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.

j.   Off Balance Sheet Risk

The Company purchased prepaid phone cards from various telephone companies who agree to provide long distance phone service to the cardholder after the Company activates the phone card when it is sold. In the event the long distance service provider does not provide the service or goes out of business the Company would be responsible for refunding the purchase price of the phone card.

The Company mitigates its risk by dealing with well-capitalized long distance service providers.

Note 3 - ACQUISITIONS

a.  Acquisition of CT Industries, Inc.

On April 18, 1995, the Company acquired all the capital stock of CT, owned equally by Eugene Chiaramonte, Jr. and Howard Tapen, for 4,000,000 shares of common stock. The transaction has been accounted for as a reverse acquisition and using the purchase method of accounting with historic costs being the basis of valuation.

b.  Acquisition of Universal Filtration Industries, Inc.

On February 10, 1996, the Company entered into a memorandum of understanding, which was formalized on August 7, 1996, for the acquisition of all of the common shares of Universal Filtration for 1,100,000 shares of common stock.

c.  Acquisition of Harvey Westbury Corp.

On October 25, 1996, the Company issued 170,000 shares of common stock for acquisition of Harvey Westbury at $.50 per share. The transaction has been accounted for as a reverse acquisition and using the purchase method of accounting with historic costs being the basis of valuation.

d.  Acquisition of the assets of Hardyston Distributors

On April 22, 1999 the Company issued 836,700 shares of common stock at $.1075 per share plus $15,000 for the purchase of inventory and sundry equipment from Mr. Ernest DeSaye, a sole proprietor.

e.   Acquisition of Telecommunications Switch Operations

On August 24, 2000 the Company acquired telecommunications equipment.

f.   Acquisition of Wholesale Prepaid Phone Distribution Operation

On September 22, 2000 the Company acquired the assets of Clifton Telecard Alliance Inc., (CTA), a New Jersey based telecommunications company for a total purchase price of $964,000

The Company paid $500,000 to the shareholders of CTA at closing, issued 3 million shares of common stock valued at $264,000, and issued a note payable to them for $200,000 due in 2001, as more fully described in Note 5.

The excess of the amount paid over the fair value of CTA's identifiable net assets was $846,939, which has been reflected in the balance sheets as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of five years, and is amortizing the amount recorded using the straight-line method over that period.

Note 4 - INVENTORY

Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

Note 5 - DEBT

a.  Security Agreement

The Company has entered into a security agreement with Merchant Financial Corp. to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees of certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. The balance outstanding on the line of credit at December 31, 2000 was $64,849.

b.  Notes Payable

The following is a summary of short-term-term debt at December 31:

                                                                                2000         1999
                                                                                ----         ----

Notes Payable to Finova Company, payable on
demand plus interest at a rate of 8%                                            $80,000       $80,000

Notes payable in connection with the purchase of the assets of CTA, principal
payable in full on March 20,2001                                                200,000             0

Note payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000, one principal and interest
payment of $458,000, secured by equipment                                       489,411             0

Note payable to shareholders, payable on demand
with no interest                                                                240,000             0

Note payable to certain shareholders, payable January 16, 2001, plus interest at a rate of 15%.

See Note 14 - Subsequent Events                                                 551,685             0
                                                                               ----------         -----
                                                                             $1,561,096      $ 80,000
                                                                             ============    =========

Long-term debt is as follows:

                                                                                2000         1999
                                                                                ----         ----
13.5% installment note, collateralized by vehicle,
payable in monthly installments of $239 with the
final payment due May, 2001                                                  $ 1,406         $3,678

11.5% installment note, collateralized by vehicle,
payable in monthly installments of  $188 with the
final payment due May, 2003                                                    5,029              0
                                                                              -------        --------
                                                                               6,435          3,678
Less current maturities                                                      (3,257)        (2,523)
                                                                              -------        --------
                                                                              $3,178         $1,155
                                                                              ======         --------

Note 6 - RELATED PARTY TRANSACTIONS

Issuance of Common Shares

On April 18, 1995, the Company acquired all the capital stock of CT, owned equally by Eugene Chiaramonte, Jr. and Howard Tapen, for 4,000,000 shares of common stock.

Note 7 - Income Taxes

The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

The Company has net operating loss carry forwards for income tax purposes of $7,624,650 at December 31, 2000, and $(4,828,817) at December 31, 1999,
respectively. These carry forward losses are available to offset future taxable income, if any, and expires starting in the year 2011. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.

Deferred
tax asset:               DEC 31, 2000             DEC 31, 1999
----------               ------------             ------------
Net Operating            $2,592,381               $1,641,798
loss carry
forward

Valuation               (2,592,381)              (1,641,798)
allowance

Net deferred                     $0                       $0
tax assets

The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2000.

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

Note 8 - BUSINESS AND CREDIT CONCENTRATIONS

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

Note 9 - COMMITMENTS AND CONTINGENCIES

o        Lease agreement for office space

The Company entered into a three-year lease agreement with a nonaffiliated party beginning on November 1, 1996 at 30 Galesi Drive, Wayne, New Jersey for office space. A $1,800 security deposit was required with minimum monthly rental payments to be paid as follows:

Period                                  Annual Rent         Monthly Rent
------                                  -----------         ------------
December 1, 1998 to November 30,       $23,777.04              $1,981.42
1999

Effective November 30, 1999, the Company continued to lease the property on a month-to-month basis at the same rate as the last period through February 29,

2000 at which time the lease expired.

The Company entered into a six month 15 day lease agreement with a new affiliated party beginning September 1, 2000 and expiring on March 15, 2001 at a monthly rate of $7,766 for office space in Los Angeles, California.

In connection with the asset purchase of Clifton Telecard Alliance (CTA), the Company agreed to obtain its own lease from CTA's landlord. As of this date, no agreement has been reached. The Company continues to pay the monthly rent under the terms of CTA's lease agreement.

o         Lease Agreement for Industrial Facility

The Company entered into a three-year lease agreement with a non-affiliated party beginning on April 1, 1995 and expiring April 1, 1998, at 15 Heisser Court, Farmingdale, New York, for the Harvey Westbury operations. On February 23, 1998, the lease was extended to expire on April 30, 1999. On March 29, 1999 the lease was extended to expire on April 30, 2000. A $5,770 security deposit was required with minimum monthly rental payments to be paid as follows:

Period                                       Annual Rent             Monthly Rent
------                                       -----------             ------------
May 1, 1998 to April 30,                       $35,604.00              $2,967.00
1999

May 1, 1999 to April 30,                       $36,024.00              $3,002.00
2000

The Company assumed the lease agreement with a non affiliated party entered into by Mr. Ernest DeSaye, Jr. beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional two years was invoked extending the expiration of the lease to February 28, 2001.

Period                                  Annual Rent             Monthly Rent
------                                  -----------             ------------
March 1, 1999 to February 28,            $8,700.00                $725.00
2000

March 1, 2000 to February 28,            $9,000.00                $750.00
2001

The Company entered into a five-year lease agreement with a non-affiliated party beginning on February 1, 2000 and expiring January 31, 2005, at 12 Andrews Drive, West Paterson, NJ for their Wayne, NJ and Farmingdale, NY operations. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:

Period                                  Annual Rent             Monthly Rent
------                                  -----------             ------------
Feb. 1, 2000 -
Jan. 31, 2001                            $ 85,000            $   7,083.34

Feb. 1, 2001 -
Jan. 31, 2002                              89,250                7,437.50

Feb. 1, 2002 -
Jan. 31, 2003                              93,500                7,791.67

Feb. 1, 2003 -
Jan. 31, 2004                              97,850                8,145.84

Feb. 1, 2004 -
Jan. 31, 2005                             102,000                8,250.00

In addition to the minimum monthly rental payments, the Company must pay real estate taxes, insurance, and utilities

The Company entered into a month-to-month lease agreement with a non-affiliated party beginning August 1, 2000 at a monthly rate of $2,500 for facility space in Los Angeles, California.

c.  Equipment Leases

The Company leases equipment under several non-cancelable operating leases with unrelated parties, which expire from September 2001 through October 2003. The lease expense for the years ended December 31, 2000 and 1999 totaled $37,559 and $9,523, respectively.

The following is a schedule of future minimum rental payments required under the above non-cancelable operating leases:

         YEAR ENDING DECEMBER 31:
         ------------------------
         2001                                                 $ 24,380
         2002                                                   11,140
         2003                                                    8,067
         2004                                                    3,006
                                                                ------

         Total                                                $ 46,593
                                                                ======

Note 10 - DEVELOPMENT STAGE COMPANY

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

Note 11 - SEGMENT INFORMATION

MANAGEMENT POLICY IN IDENTIFYING REPORTABLE SEGMENTS

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements.

TYPES OF PRODUCTS AND SERVICES

The Company is an investment holding company that is comprised of six subsidiaries: The Harvey Westbury Corp., Hardyston Distributors Inc., CT Industries, Auxer Telecom Inc., Clifton Telecard Inc. and Universal Filtration Industries, Inc. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. Hardyston Distributors is a Northern New Jersey based automotive parts distributor. CT Industries is a distributor of various automotive products. Auxer Telecom is a reseller of telecommunications access services. Clifton Telecard is a Northern New Jersey based wholesale distributor of prepaid phone cards. Universal Filtration has in the past manufactured and distributed filters used by the dry cleaning industry and is currently inactive.

SEGMENT PROFIT OR LOSS

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2000:

                                                                                        Intercompa     Auxer Group,
                                                                                            ny             Inc.
                                                 Parent    Automotive        Telecom     Elimination    Consolidated
                                                 ------    ----------        -------     -----------    ------------
                                                             Group           Group
                                                             -----           -----
Balance Sheet

Current Assets                           $                 $                       $               $
                                        65,636             841,707    $2,882,280.            -        3,789,623
                                                                              00

Fixed Assets (net)
                                        11,192              62,469        556,719            -          630,380
Other Assets

                                        3,993,672           36,863        922,961  (3,966,088)          987,408
Total Assets

                                        4,070,500          941,039      4,361,960  (3,966,088)        5,407,411

Liabilities & Stockholders' Equity

Current Liabilities

                                        1,191,777        2,691,189      3,733,092  (2,902,028)        4,714,030
Long Term liabilities

                                        -                    3,178              -            -            3,178
Stockholders' Equity

                                        2,878,723      (1,753,328)        628,868  (1,064,060)          690,203
Total liabilities and stockholders'
equity                                  4,070,500          941,039      4,361,960  (3,966,088)        5,407,411

The Company's consolidated statement of operations for the nine months ended
December 31,2000:

Statement of operations
Revenues

                                        -                1,705,952      9,287,618            -       10,993,570
Costs of goods sold
                                        -                1,150,370      8,873,890            -       10,024,260
Gross profit

                                        -                  555,582        413,728            -          969,310
Operating expenses

                                        2,435,528          582,575        749,560            -        3,767,663
Income (loss) from operations
                                        (2,435,528)       (26,993)      (335,832)            -      (2,798,353)
Other income (expense):
Interest income
                                        4,337                    -            700            -            5,037
Loss on abandonment

                                        (2,517)                  -              -            -          (2,517)
Net Income (loss)
                                        (2,433,708)       (26,993)      (335,132)            -      (2,795,833)

The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 1999:

                                                                                        Intercompa     Auxer Group,
                                                                                            ny             Inc.
                                                 Parent    Automotive        Telecom     Elimination    Consolidated
                                                 ------    ----------        -------     -----------    ------------
                                                             Group           Group
                                                             -----           -----
Balance Sheet

Current Assets                           $                             $              $            $                $
                                        4,089                    410,689              -            -          414,778
Fixed Assets (net)
                                        9,171                     23,587              -            -           32,758
Other Assets

                                        2,022,686                  6,813              -  (2,005,200)           24,299
Total Assets

                                        2,035,946                441,089              -  (2,005,200)          471,835

Liabilities & Stockholders' Equity

Current Liabilities

                                        134,288                  164,880              -            -          299,168
Long Term liabilities

                                        -                      2,006,355              -  (2,005,200)            1,155

Stockholders' Equity

                                        1,901,658            (1,730,146)              -            -          171,512
Total liabilities and stockholders'
equity                                  2,035,946                441,089              -  (2,005,200)          471,835

The Company's consolidated statement of operations for the nine months ended
December 31, 1999:

Statement of operations
Revenues

                                        -                        871,259              -            -          871,259
Costs of goods sold
                                        -                        622,210              -            -          622,210
Gross profit

                                        -                        249,049              -            -          249,049
Operating expenses

                                        658,794                  665,868              -            -      (1,324,662)
Income (loss)
                                        (658,794)              (416,819)              -            -      (1,075,613)
Other income (expense)
                                        -                              -              -            -
Interest Income

                                        706                            -              -            -              706
Net Income (loss) before

extraordinary items                     (658,088)              (416,819)              -            -      (1,074,907)

Extraordinary item, gain on
forgiveness of debt                     99,780                         -              -            -           99,780

Net Income (loss)
                                        (558,308)              (416,819)              -            -        (975,127)

Note 12 - Stock Option Plan

The Company has a Stock Option Plan (Plan) under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is 2 million shares. As of December 31, 2000 the maximum number of shares available for future grants under the Plan is 0 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid in capital. Additional information with respect t the Plan's stock option activity is as follows:

                                            Number of         Weighted Average          Exercise
                                                              Shares                     PRICE

Outstanding at December 31, 1999                       0           0
Granted                                        2,000,000          05
Exercised                                              0           0
Cancelled                                              0           0
                                               ---------   ---------
Outstanding at December 31, 2000               2,000,000   $    0.05

Options exercisable at

         December 31, 1999                             0           0
                                               =========   =========
         Options exercisable at
         December 31, 2000                     2,000,000   $    0.05
                                               ---------   ---------

The following tables summarize information about stock options outstanding and exercisable at December 31, 2000:

                            STOCK OPTIONS OUTSTANDING

Range of                       # of Shares      Weighted Average     Weighted Average
Exercise Price Outstanding     Remaining        Contractual          Exercise Price
                                                Life in Years
$0.05                           2,000,000             4.3                 $0.05

                            STOCK OPTIONS EXERCISABLE

Range of Exercise          # of Shares      Weighted Average
Price                      Outstanding      Exercise Price
$0.05                       2,000,000              $0.05


The Company accounts for its plan under APB Option No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation expense is recognized in the Company's financial statements when the exercise price of the Company's employee stock options is less than the market price of the Company's common stock on the date of grant. During 2000, the Company recorded compensation costs of $20,000 related to the stock option plan.

The pro forma net income impact under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) is not material.

Note 13 - Stockholders' Equity

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

Note 14 - SUBSEQUENT EVENTS

Subsequent to year-end, in January 2001 the Company refinanced its short-term notes as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-----------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------

The Company's accountant is Kalosieh, Shackil & Meola, CPAs, PA, independent certified public accountants (formerly known as Edelman & Kalosieh, CPAs, P.A.). The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of December 31, 2000, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                       Age              Director/position
----                       ---              -----------------
Eugene Chiaramonte, Jr.    56               Director, President and
                                            Chief Executive Officer

Ronald Shaver              34               Executive Vice President

Ernest DeSaye, Jr.         37               President of Operations, Hardyston
                                            Distributors Inc. d/b/a
                                            The Mechanics Depot
                                            (Automotive Division)

Mustafa Qattous            30               President of Operations,
                                            Clifton Telecom Inc.
                                            (Telecommunications Division)

BUSINESS EXPERIENCE

Eugene Chiaramonte Jr. has served as Director, President and Chief Executive Officer of the Company since April 1995. Mr. Chiaramonte was a founder and has served as Director, President and Chief Executive Officer of the Company's subsidiary, CT Industries since June 1994. Additionally, he has served as Director and Secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, Director and Secretary of Hardyston Distributors since April 1999, is a Director and Secretary of Clifton Telecom, Inc. and Auxer Telecom Inc. since August 2000.

Ronald Shaver has served as the Executive Vice President since July 2000. He is a Director and Chief Executive Officer of Clifton Telecard, Inc. and Auxer Telecom, Inc. since August 2000. He has served as Director and is acting in the capacity of President of the Harvey Westbury Corp since October 1996. Additionally, he is a co-founder and has served as a Director and is acting in the capacity of President and Chief Executive Officer of Hardyston Distributors since April 1999. From 1995 to 1996, Mr. Shaver was a management consultant with George S. May International. From 1993 to 1995, he was a Vice President of Atlantic Venture Group, an investment banking firm. From 1989 to 1993, Mr. Shaver served with the Corps of Engineers, U.S. Army with tours at Ft. Leonard Wood, Mo, Republic of South Korea, and United States Military Academy, West Point. Mr. Shaver is currently a Captain in the United States Army Reserve. He received his MBA from CW Post-Long Island and Bachelor of Science in Engineering from the University of Kansas and is a graduate of the National Engineer Center.

Ernest DeSaye has served as the President of Operations for Hardyston Distributors since April 1999. From 1991 to April 1999, Mr. DeSaye had operated as a sole proprietor distributing automotive parts and accessories to the local automotive community. From 1981 to 1991, he was a Chief Mechanic and co-owner of Vernon Transmission and Auto Repair. Mustafa Qattous has served as President of Operations for Clifton Telecom Inc. since August 2000. From March 1999 to August 2000, Mr. Qattous was president and co-founder of CT Alliance, Inc. from May 1997 to March 1999, Mr. Qattous was a co-owner of Metropolitan International , a pre-paid phone-card distributor. From 1995 to May 1997, Mr. Qattous was a sole proprietor and sales representative for the prepaid phone card distribution industry.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

On December 6, 2000, we filed Form 3's for Messrs Chiaramonte and Shaver. Such Form 3's were filed late. A Form 5 will not be filed for our fiscal year ended December 31, 2000 since all reportable transactions for this fiscal year were reported on Form 3's filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in 2000, to executive officers who were serving as of December 31, 2000, whose salary and bonus during fiscal 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

Summary Compensation Table

Name &                                            Other             All
Principal Position      Year          Salary      Bonus             Annual            Other
------------------      ----          -----      ------             Compensation      Compensation
                                                                    ------------      ------------
Eugene Chiaramonte      2000         $78,000      $      0          $      0          $      0
Chief Executive         1999         $60,000      $      0          $      0          $208,500
Officer (1)(4)          1998         $     0      $      0          $      0          $      0

Ronald Shaver (2)       2000        $101,400      $      0          $      0          $      0
OPeration & Finance     1999        $      0      $      0          $ 70,000          $173,750
                        1998        $      0      $      0          $ 40,000          $      0

Ernest DeSaye Jr. (3)   2000        $ 47,300      $      0          $      0          $      0
Hardyston OPerations    1999        $ 45,000      $      0          $      0          $      0
                        1998        $      0      $      0          $      0          $      0

Mustafa Qattous (5)     2000        $260,000      $      0          $      0          $      0
Clifton Telecard Operations


(1) In January 1999, Mr. Chiaramonte was issued 1,500,000 shares of the Company's Preferred Stock valued at $225,000 of which $15,000 was issued to repay a loan and $208,000 was issued as deferred compensation. Mr. Chiaramonte was paid no compensation during the years of 1997 and 1998. Beginning in April 1999, the Company paid Mr. Chiaramonte a salary at the rate of $60,000 per annum.

(2) In January 1999, Mr. Chiaramonte was issued 1,250,000 shares of the Company's Preferred Stock valued at $187,500 of which $12,500 was reimbursement of expenses and

$173,750 was issued as deferred compensation. In 1998 and 1999 compensation includes consulting fees related to Harvey Westbury. In 1997 compensation includes consulting fees related to Auxer Industries of $10,225, related to Harvey Westbury of $72,400, and related to Universal Filtration Industries of $1,000.

(3) Mr. DeSaye was not an officer of the Company's subsidiary Hardyston Distributors until April 1999. Mr. DeSaye is being paid a salary of $47,300 per annum in 2000.

(4) The Company in error accrued as salary for Mr. Chiaramonte for the years ended December 31, 1995, 1996, and 1997 at $100,000 per year for the total of $300,000. On July 6, 1999, the parties agreed that the accrued compensation would not be paid. In addition and in conjunction with the Company filing this registration document, the Company retroactively restated the financial statements for the years ended December 31, 1998 and 1997 to reflect a one time change in accounting principals.

(5) Mr. Qattous was issued 1,000,000 shares of the Company's common stock valued at $.081 in conjunction with the purchase of the assets of Clifton Telecard Alliance.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 1999, to each person named in the Summary Compensation Table.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                       % OF TOTAL        NUMBER OF                      EXPIRATION
                       SECURITIES        OPTIONS                        DATE
                       UNDERLYIN         GRANTED          EXERCISE OR
                       OPTIONS           EMPLOYEES        BASE PRICE
NAME                   GRANTED (($/SH)   IN FISCAL YEAR
----              ---------------   --------------   ------------      -----------
Eugene Chiaramon, Jr.     5%             100,000          $0.05        5-1-2005
Ronald Shaver          28.3%             565,000          $0.05        5-15-2005
Ernest DeSaye, Jr.        5%             100,000          $0.05        5-1-2005
Mustafa Qattous           0                    0              0               0

The Company's stockholders approved the adoption of a Nonstatutory Option plan at the August 19, 1997 shareholder's meeting whereby the Company reserved 2,000,000 shares of the Company's common stock which would be granted to employees, officers, directors, and consultants to the Company. The option plan was to be administered by the Board of Directors and would not qualify as "incentive stock options" under Section 422 of the Internal Revenue Code.

The Plan shall be administered by the board of directors of the Company or by an option committee to be established by the board of directors of the Company. Participants in the Plan shall be employees, officers, directors, consultants of the Company or any other business and success of the Company as may be selected from time to time by the Board in its discretion.

No options shall be granted under the Plan after March 31, 2001, but Options theretofore granted may extend beyond that date. The number of Shares which may be issued under the Plan shall not exceed 2,000,000 in the aggregate. To the extent that any Option granted under the Plan shall expire or terminate unexercised or for any reason become unexercisable as to any Shares subject thereto, such Shares shall thereafter be available for further grants under the Plan.

All options granted under the Plan shall be subject to the following terms and conditions:

(a) The exercise price under each option shall be determined by the Board and may be more, equal to or less than the then current market price of the Shares as the Board may deem to be appropriate;

(b)  Period of an Option shall not exceed five years from the date of grant;

(c) Each Option shall be made exercisable at such time or times, whether or not in installments, as the Board shall prescribe at the time the Option is granted and the person electing to exercise an Option shall give written notice to the Company of his/her election and of the number of shares he/she has elected to purchase and shall at the time of such exercise tender the purchase price of the shares he/she has elected to purchase.

(d) Upon exercise of any Option granted hereunder, payment in full shall be made at the time of such exercise for all such shares then being purchased.

(e) No options may be transferred by the Participant otherwise than by will or by the laws of descent and distribution, and during the participant's lifetime the Option may be exercised only by the Participant.

(f) If the Participant is an employee and his/her employment terminates for any reason other than his/her death, the Participant may, unless discharged for cause, thereafter exercise his/her Option.

(g) If prior to the expiration date of a participant Option, an Optionee shall retire or resign with the Company's consent, such Option may be exercised in the same manner as if the Optionee had continued in the Company's employ.

(h) If a participant dies at a time when he/she is entitled to exercise an Option, then at any time or times within one (1) year after his/her death (or such further period as the Board may allow) such Option may be exercised, as to all for any of the shares which the Participant was entitled to purchase prior to his/her death.

In the event of a stock dividend, stock split or recapitalization or merger in which the Company is the surviving corporation, or other similar capital change, the number and kind of shares of stock or securities of the Company to be subject to the Plan and to Options then outstanding or to be granted thereunder, the maximum number of Shares or securities which may be issued or sold under the Plan, the exercise price and other relevant provisions shall be appropriately adjusted by the Board of the Company, the determination of which shall be binding on all persons.

The Board may at any time discontinue granting Options under the Plan. The Board of the Company may at any time or times amend the Plan or amend any outstanding Option or Options for the purpose of satisfying the requirements of any changes in applicable laws or regulations or for any other purpose which may at the time be permitted by law provided, however, that, except to the extent required or permitted.

As of December 31, 2000, 2,000,000 options had been granted pursuant to the Plan and no options had been exercised.

The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2000, to each person named in the Summary Compensation Table and the unexercised options held as of the end of 2000 fiscal year.

AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND 2000 FISCAL
YEAR END OPTION/VALUES

                                            NUMBER OF        VALUE OF
                                            SECURITIES       UNEXERCISED IN
                          SHARES            VALUE            UNDERLYING         THE MONEY
                          ACQUIRED          REALIZED         UNEXERCISED        OPTIONS AT
                          ON         ($)    OPTIONS AT       2000 FISCAL
                          EXERCISED         2000 FISCAL      YEAR END (#)
                           (#)              YEAR END (#)     EXERCISABLE/UN
NAME                                        EXERCISABLE/UN
                                            EXERCISABLE
-----                   -------------    -----------------   ---------------    -------------
Eugene Chiaramonte, Jr             0            0             NONE
Ronald Shaver                      0            0             NONE
Ernest DeSaye Jr                   0            0             NONE
Mustafa Qattous                    0            0             NONE

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                    NUMBER OF      PERFORMANCE OR   ESTIMATED FUTURE
                    SHARES,        OTHER PERIOD     PAYOUTS UNDER NON-
                    UNITS PER      UNTIL            STOCK PRICE-BASED
                    OTHER RIGHTS   MATURATION       PLANS
NAME                PAYOUT
                                                    THRESHOLD                TARGET
--------            ------------   --------------   ---------                ------
Eugene Chiarmonte, Jr          0                0           0                     0
Ronald Shaver                  0                0           0                     0
Ernest DeSaye Jr               0                0           0                     0
Mustafa Qattous                0                0           0                     0

Employment Agreements. The following officers and directors have been granted an employment contract with the Company.

Effective May 1, 2000 the Company entered into an Employment Agreement with Eugene Chiaramonte, Jr., whereby Mr. Chiaramonte was employed as President of the Company. The Agreement is for a term of one (1) year and provides for an annual base salary in 2000 of $78,000. The terms of the Agreement are as follows: Gross salary: $3000 bi-weekly as gross salary; Term: 1 year commencing May 1, 2000; Additional compensation: Employee will be granted the option to purchase an aggregate of 100,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.05.

Effective May 1, 2000, the Company entered into an Employment Agreement with Ronald Shaver, whereby Mr. Shaver was employed as Executive Vice President of the Company. The Agreement is for a term of one (1) year and provides for an annual base salary in 2000 of $101,400. The terms of the Agreement are as follows: Gross salary: $3900 bi-weekly as gross salary; Term: 1 year commencing May 1, 2000; Additional compensation: Employee will be granted the option to purchase an aggregate of 565,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.05.

Effective September 19, 2000, the Company's subsidiary, Clifton Telecard, Inc.,entered into an Employment Agreement with Mustafa Qattous, whereby Mr. Qattous was employed as President of Operations of the Company's subsidiary Clifton Telecard, Inc. The Agreement is for a term of three (3) year and provides for an annual base salary of $260,000 to be paid over the next three (3) years. The terms of the Agreement are as follows: Gross salary: $10,000 bi-weekly as gross salary; Term: 3 years commencing September 19, 2000; Additional compensation: Employee will be granted the options to purchase 150,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.08 under an options plan to be filed upon Clifton Telecard, Inc. completing its first fiscal quarter with collected net revenues exceeding $7.5 Million and a Gross Profit of a minimum of 4%. Employee will be granted the options to purchase 150,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.08 under an options plan to be filed upon Clifton Telcard, Inc. completing its first fiscal quarter with collected net revenues exceeding $10 Million and a Gross Profit of a minimum of 4%. Employee will be granted the options to purchase 200,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.08 under an options plan to be filed upon Clifton Telecard, Inc. completing its first fiscal quarter with collected net revenues exceeding $12.5 Million and a Gross Profit of a minimum of 4%. Employee will be granted the options to purchase 200,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.08 under an options plan to be filed upon Clifton Telecard, Inc. completing its first fiscal quarter with collected net revenues exceeding $15 Million and a Gross Profit of a minimum of 4%.

Effective April 22, 1999, the Company entered into an Employment Agreement with Ernest DeSaye Jr., whereby Mr. DeSaye was employed as manager of the Company's subsidiary, Hardyston Distributors. The Agreement is for a term of five (5) years and provides for an annual base salary in 1999 of $45,000 with a 5% increase being made on each anniversary date of this Agreement. The Agreement provides for incentive payments in cash and stock or stock options based on gross profits of Hardyston Distributors. More specifically, the terms are as follows: Gross salary: $1,731 bi-weekly with a 5% increase on each anniversary of the agreement; Term: 5 years commencing April 22, 1999; Additional compensation: 1% of the gross profits of Hardyston Distributors derived from accounts purchased by the Company on the date of the acquisition (April 22, 1999); 2% of the gross profits on all new clients for the initial 12 month period of the client's billings; stock or stock options equal to 1% of gross profits on all supervised accounts in excess of $1,000,000 in total revenue for a fiscal year; stock or stock options equal to .5% of gross profits on all supervised accounts in excess of $2,000,000 in total revenue for a fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 20, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                      Number of Shares of
Name of Beneficial                    Common Stock                 % of Beneficial
Identity of Group                     Beneficially Owned           Ownership
-----------------                     ------------------           --------------
Eugene Chiaramonte                      2,173,886                     1.9%
12 White Birch Court                  (17,173,886)                 (12.05%)
Branchville, NJ 07826

Ronald Shaver(2)                          600,000                     0.5%
18 Caraway Court                      (13,100,000)                   (9.2%)
Princeton, NJ 08540

Ernest DeSaye, Jr.(3)                     836,700                     0.7%
112 Clove Road
Sussex, NJ 07461                         (836,700)                   (0.6%)

Mustafa Qattous(4)                      1,000,000                     0.9%
32 Ave. C                              (1,000,000)                   (0.7%)
Haledon, NJ 07508

All Executive Officers and Directors
as a Group (4 persons)                  4,610,568                       4%
                                      (32,110,586)                  (22.5%)

Class of Security- Preferred Stock

Name and Address of                    No. of Shares             Percent
Beneficial Owner                       Beneficially Owned        of Class
----------------                       ------------------        --------
Eugene Chiaramonte                      1,500,000                 54.5%
12 White Birch Court                    Converts To:
Branchville, NJ 07826                   15,000,000
                                        Common Stock

Ronald Shaver(2)                        1,250,000                 45.5%
18 Caraway Court                        Converts To:
Princeton, NJ 08540                     12,500,000
                                        Common Stock

All Executive Officers and Directors
as a Group (4 persons)                  2,750,000                  100%

(1) Shares held of record in common stock total 2,173,886 or 1.9% of the total outstanding shares of common stock and preferred stock total 1,500,000. Each share of preferred stock is convertible into 10 shares of common stock. On a fully diluted basis if all preferred shares were converted to common shares, shares held of common stock would total 17,173,886 or 12.05% of the total outstanding shares of common stock.

(2) Shares held of record in common stock total 600,000 or 0.5% of the total outstanding shares of common stock and preferred stock total 1,250,000. Each share of preferred stock is convertible into 10 shares of common stock. On a fully diluted basis if all preferred shares were converted to common shares, shares held of common stock would total 13,100,000 or 9.2% of the total outstanding shares of common stock.

(3) Shares held of record in common stock total 836,700 or 0.7% of the total outstanding shares of common stock. On a fully diluted basis if all preferred shares were converted to common shares, shares held of common stock would total 836,700 or 0.6% of the total outstanding shares of common stock.

(4) Shares held of record in common stock total 1,000,000 or 0.9% of the total outstanding shares of common stock. On a fully diluted basis if all preferred shares were converted to common shares, shares held of common stock would total 1,000,000 or 0.7% of the total outstanding shares of common stock.

The addresses for the above individuals is c/o The Auxer Group, Inc., 12 Andrews Drive, West Paterson, New Jersey 07424.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

In January 1999, the Company issued 2,750,000 shares of preferred stock to Mr. Chiaramonte, Jr. and Mr. Shaver in connection with loans due to Mr. Chiaramonte and expenses reimbursed for Mr. Shaver. In January 1999, Mr. Chiaramonte was issued 1,500,000 shares of the company's preferred stock valued at $225,000, of which $15,000 was issued to repay a loan and $208,500 was issued as deferred compensation. In January 1999, Mr. Shaver was issued 1,250,000 shares of the company's preferred stock valued at $187,500, of which $12,500 was issued to reimburse expenses and $173,750 was issued as deferred compensation.

In April 1999, the Company issued 836,700 shares of Common stock to Mr. DeSaye Jr. in connection with the purchase of automotive parts inventory and assets valued at $104,945. The Company also paid $15,000 in cash towards the purchase price. The Company's subsidiary Hardyston Distributors entered into a five (5) year employment agreement with Mr. DeSaye whereas he will be compensated with a salary of $45,000 per annum in 1999 with a five percent (5%) increase annually during the term of the employment agreement. Under the terms of the agreement, Mr. DeSaye will receive stock options or additional stock in connection with the performance of Hardyston Distributors.

On September 21, 2000, in connection with the sale of the assets of Clifton Telecard Alliance, Mr. Mustafa Qattous was issued 1,000,000 shares of common stock at a value of $81,000.

                                RECENT FINANCING

In December 2000, we entered into 6 bridge loan agreements with the following parties aggregating $545,000: Kador Investment Co. Ltd. ($100,000), Ted Liebowitz ($100,000), Starling Corp. ($200,000), Jacqueline Balough ($25,000), Rina Sugarman ($70,000) and Leon Kahn ($50,000). Such parties (the "Bridge Investors") each received a promissory note from us in the principal amount set forth above (the "Bridge Loan Notes") and converted their the Bridge Loan Notes into a Regulation D offering which was undertaken in January 2001. In addition to the Bridge Investors, the following parties invested in the Regulation D offering aggregating $360,000: Yosef Davis ($100,000), Louis Wolcowitz ($35,000), Joseph McGuire and Wilma Rossi ($50,000), Michael Koretsky ($25,000), Farnsworth Associates, Inc. ($25,000), Kurt Fichthorn ($50,000) and Ted Liebowitz ($75,000). This amount by Mr. Liebowitz was in addition to his bridge loan investment of $100,000. The Bridge Investors converted their bridge notes in to the Regulation D Offering at the following amounts (based on interest on the bridge notes): Kador Investment Co. Ltd. ($101,300), Ted Liebowitz ($101,300), Starling Corp. ($202,600), Jacqueline Balough ($25,325), Rina Sugarman ($70,676.67) and Leon Kahn ($50,483.34). (The Bridge Investors and the investors in the Regulation D Offering shall be collectively referred to as the "Regulation D Investors.") Perrin, Holden and Davenport Capital Corp. arranged the financing and is entitled to receive a warrant to purchase 1,105,000 shares of our Common Stock. The exercise price of such warrant is based on the closing bid price of our shares of Common Stock on the date(s) the Bridge Loan Notes and Regulation D Offering closed.

Investor                   Amount of Investment (1)            Maximum Amount of
--------                   ------------------------            -----------------
                                                               Conversion Shares(2)
                                                               --------------------
Kador Investment           $100,000($101,300 with              3,376,667
Co. Ltd.                   interest)
Ted Liebowitz              $100,000 ($101,300 with             3,376,667
                           interest)
                           $75,000                             2,500,000
Starling Corp.             $200,000 ($202,600 with             6,753,333
                           interest)
Jacqueline Balough         $25,000 ($25,325 with                  844,167
                           interest)
Rina Sugarman              $70,000 ($70,676.67                  2,355,889
                           with interest)
Leon Kahn                  $50,000 ($50,483.34                  1,682,778
                           with interest)
Yosef Davis                $100,000                             3,333,333


Louis Wolcowitz            $35,000                              1,166,667
Joseph McGuire and
Wilma Rossi                $50,000                              1,666,667
Michael Koretsky           $25,000                                833,333
Farnsworth
Associates Inc.            $25,000                                833,333
Kurt Fichthorn             $50,000                              1,666,667
                           -------                              ---------
                          $905,000                             30,389,501
                  ($911,685.01 with interest)

-----------------

The Bridge Loan Notes accrued interest prior to conversion into the Regulation D offering. Each Bridge Loan investor converted their respective Bridge Loan Notes into 8% Convertible Debentures in the Regulation D offering. The principal amount of the 8% Convertible Debentures for such investors includes interest accrued on the Bridge loan Notes.

The conversion has been calculated based on the maximum number of shares the investors can receive in accordance with the 8% Convertible Debentures.

To date, we have issued the following shares to the Regulation D Investors:

Kador Investment Co. Ltd. - 500,000 shares
Ted Liebowitz - 500,000 shares
Starling Corp. - 1,000,000 shares
Jacqueline Balough - 125,000 shares
Rina Sugarman - 350,000 shares

Leon Kahn - 250,000

Terms of the Regulation D Offering

Each Regulation D Investor received an 8% Convertible Debenture ("Debenture") in the principal amount set forth above. The debentures are all dated January 16, 2001 are for a term of 5 years and accrue interest at the rate of 8% per annum. At our option, interest on the Debentures may be payable by conversion into our Common Stock. Notwithstanding same, we must pay interest in cash prior to this Registration Statement becoming effective.

The Debentures may be converted into our Common Stock by multiplying the conversion amount that a Regulation D Investor converts times 65% ("Conversion Factor") of the market price of our Common Stock. The market price is calculated by averaging the 3 lowest closing bid prices on our Common Stock for the 10 trading days prior to conversion. We executed a Registration Rights Agreement with each Regulation D Investor. Such agreement requires us to register the maximum number of shares issuable upon conversion of the Debentures. In addition, the Registration Rights Agreement requires this Registration Statement to become effective by May 31, 2001 or the Conversion Factor shall decrease based on the following:

Effective Period                    Conversion Factor
----------------                    -----------------
May 31, 2001 or earlier             65%
June 1, 2001 to June 30, 2001       62 1/2%
July 1, 2001 to July 30, 2001       60%
July 31, 2001 to August 29, 2001    55%(the Registration Rights Agreement
                                    provides for an additional 2 1/2% decrease
                                    if the Registration Statement is not
                                    effective by July 30, 2001)
August 30, 2001 to
 September 28, 2001                 52 1/2%
September 29, 2001 or later         50%

Additional terms of the Regulation D offering are as follows:

If a Valuation Event occurs, we are required to notify the Regulation D investors within 2 days. The Regulation D investors may convert the Debentures based on the current Market price of our Common Stock on any trading day during the valuation period (10 trading days prior to conversion). A Valuation Event includes, but is not limited to, such events as subdividing or combining our Common Shares, distribution of our Common Shares, issuance of our Common Shares or our warrants or options at prices lower than our closing bid price on such date.

The Regulation D investors can not convert the Debentures to cause any investor to own 10% or more of our issued and outstanding Common Stock at any time.

We have the option to redeem the Debentures at any time prior to conversion at a price equal to 130% of the principal amount of any Debenture plus accrued interest at the time of conversion.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statements and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated.

                EXHIBIT INDEX

     2.0  Plan of Reincorporation (1)

     3.1 Articles of Incorporation of The Auxer Group, Inc. and Articles of Amendment (1) (November 3, 2000 Certificate of Amendment filed herewith)

     3.2  By-laws of The Auxer Group, Inc. (1)

     4.1 Certificate of Designations of Preferred Stock of The Auxer Group, Inc. (1)

     4.2  Non-Statutory Stock Option Plan (1)

     10.1 Asset Purchase Agreement effective September 27, 2000 with Clifton Telecard, Inc. and Clifton Telecard Alliance, Inc. (2)

     10.2 Contract for the Sale of Goods effective August 10, 2000 by Auxer Telecom, Inc. (our wholly owned subsidiary) from Chasin of Long Beach, Inc. dba Colbie Pacific Capital (3)

     10.3 Acquisition Agreement and Plan of Reorganization between the Auxer Gold Mines and CT Industries Inc. (1)

     10.4  Acquisition Agreement of Harvey-Westbury Corp. (1)

     10.5  Carquest Products, Inc. License Agreement (1)

     10.6 Agreement of Business Combination By Exchange of Assets for Stock between The Auxer Group, Inc. and Ernest DeSaye, Jr. doing business as Hardyston Distributors (1)

     10.7 Agreement and Plan of Acquisition between Auxer Industries, Inc. and Universal Filtration Industries, Inc. (1)

     10.8  Merchant Financial Corp. Agreement

     10.9  PMR and Associates Investor Relation Agreement dated January 4, 1999
           (1)

     10.10 PMR and Associates Investor Relations Services Agreement dated April 6, 1999 (1)

     10.11 PMR and Associates Management Consulting Services Agreement dated July 1, 1999 (1)

     10.12 Employment Agreement - Eugene Chiaramonte, Jr. (5)

     10.13 Employment Agreement - Ronald Shaver (4)

     10.14 Employment Agreement and Addendum - Ernest DeSaye, Jr. (1)

     10.15 Employment Agreement - Mustafa Qattous

     10.16 Joint Venture Agreement between Harvey Westbury Corp. and USA United Suppliers of America, Inc.

     21    Subsidiaries (1)

(1) Incorporated by reference to the Registrant's Form 10-SB (SEC File No. 0-26187).

(2) Incorporated by reference to the Registrant's Form 8-K filed October 11, 2000 (SEC File No. 0-30440)

(3) Incorporated by reference to the Registrant's Form 8-K filed September 8, 2000 (SEC File No. 0-30440)

(4) Incorporated by reference to the Registrant's Form S-8 filed May 23, 2000 (SEC File No. 333-37620)

(5) Incorporated by reference to the Registrant's Form S-8 filed May 25, 2000 (SEC File No. 333-37788)


(b) On November 7, 2000, the Company filed an 8-K Amendment with the Securities and Exchange Commission for the Contract for the Sale of Goods between Auxer Telecom, Inc. a wholly owned subsidiary of The Auxer Group, Inc. and Chasin of Long Beach, Inc. d/b/a/ Colbie Pacific Capital ("Colbin") dated August 25, 2000. (See SEC File No. 0-30440)

     On October 11, 2000 and December 8, 2000 (amendment )the Company filed 8-K's with the Securities and Exchange Commission for the Asset Purchase Agreement effective September 27, 2000 between Clifton Telecard Inc., a wholly owned subsidiary of the Auxer Group, Inc. and Clifton Telecard Alliance Inc. which included financial statements of Clifton Telecard Inc. (See SEC File No. 0-30440)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              THE AUXER GROUP, INC.

                              By:  /s/ Eugene Chiaramonte, Jr.
                                   -----------------------------
                                       EUGENE CHIARAMONTE, JR.
                                       President, Chief Executive Officer
                                       and Director

Dated: March 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                 Date
----                                -----                                 ----

/s/ Eugene Chiaramonte, Jr.         Chief Executive Of                    March 22, 2001
                                    President and Director

/s/ Ronald Shaver                   Executive Vice President              March 22, 2001