Form 10QSB
period 2001-03-31
AUXER GROUP INC
filed 2001-05-21
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                           Commission File No. 0-30440

                              THE AUXER GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Delaware
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3537927
                                (I.R.S. Employer
                              Identification No.)



               12 Andrews Drive, West Paterson, New Jersey 07424
              (Address of Principal Executive Offices) (Zip Code)

                                 (973) 890-4925
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 18, 2001, the Company had 131,475,066 shares of Common Stock outstanding, $0.001 par value.

                          Index to Financial Statements
                              The Auxer Group, Inc.

Accountant's Report                            2

Consolidated Balance Sheets                    3-4

Consolidated Statement of Income
 and Retained Earnings                         5

Consolidated Statement of Cash Flows           6

Notes to Consolidated Financial
 Statements                                    7-15

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:


                              THE AUXER GROUP, INC.

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

                              The Auxer Group, Inc.

                                                                                 Page
         Accountant's Report                                                     F-2

         Consolidated Balance Sheets                                             F-3-4

         Consolidated Statement of Accumulated Deficit                           F-5

         Consolidated Statement of Cash Flows                                    F-6

         Notes to Consolidated Financial Statements                              F-7-17

                         Independent Accountant's Report

To the Board of Directors
of The Auxer Group, Inc.
West Paterson, NJ 07424


We have reviewed the accompanying balance sheet of The Auxer Group, Inc. and consolidated subsidiaries as of March 31, 2001 and the related statements of income, retained earnings and cash flows for the three months ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

KALOSIEH, SHACKIL & MEOLA, CPAs PA
Fair Lawn, New Jersey

May 8, 2001

                              THE AUXER GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     Assets

Current assets
       Cash                                                       $ 120,442

       Accounts receivable (net of allowances
       $65,223 in 2000)                                           1,888,690

       Inventory                                                  1,947,448

       Prepaid expenses                                              77,825
                                                       ---------------------
       Total current assets                                       4,034,405
                                                       ---------------------
Property and Equipment

       Vehicles                                                      39,536

       Furniture and fixtures                                        23,329

       Machinery and equipment                                      669,829

       Leasehold improvements                                         2,121
                                                       ---------------------

                                                                    734,815

       Less:  accumulated depreciation                             (135,053)
                                                       ---------------------

       Property and equipment (Net)                                 599,762
                                                       ---------------------
Other assets

       Security deposit                                             180,481

       Other receivables                                             74,388

       Goodwill (net of amortization of $84,694)                    762,245
                                                       ---------------------
       Total other assets                                         1,017,114
                                                       ---------------------
Total assets                                                    $ 5,651,281
                                                       =====================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                      Liabilities and Stockholders' Equity

Current liabilities
       Accounts payable and accrued expenses                   $ 2,488,520

       Credit line                                                  30,618

       Deferred sales                                              952,578

       Notes payable                                               756,460

       Notes payable-shareholders                                   99,837
                                                       --------------------
Total current liabilities                                        4,328,013

Long-term liabilities

       Notes payable, less current maturities                        2,807

       Notes payable-convertible debt                              911,685
                                                       --------------------

       Total long-term liabilities                                 914,492
                                                       --------------------
Total liabilities                                                5,242,505

Stockholders' equity

       Capital stock - authorized 1,000,000,000 shares             126,447
       $.001 par value per share, 126,437,030 shares
       outstanding

       Preferred stock - authorized 25,000,000 shares                2,750
       $.001 par value per share, 2,750,000 shares
       outstanding

       Additional paid in capital                                9,860,378

       Accumulated deficit                                      (9,580,799)
                                                       --------------------
Total stockholders' equity                                         408,776
                                                       --------------------
Total liabilities and stockholders' equity                     $ 5,651,281
                                                       ====================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

                                                           Three Months Ended
                                               March 31, 2001              March 31, 2000
Income                                               $ 7,412,884                  $ 535,540

Less:  Cost of goods sold                              7,091,737                    364,206
                                         ------------------------    -----------------------

Gross profit                                             321,147                    171,334
                                         ------------------------    -----------------------
Operations:

        General and administrative                     1,820,531                    259,273

        Depreciation and amortization                     35,487                      4,035

        Interest expense                                 422,462                      2,338
                                         ------------------------    -----------------------
        Total expenses                                 2,278,480                    265,646
                                         ------------------------    -----------------------
Income (loss) from operations                         (1,957,333)                   (94,312)

Other income (expense)

        Interest income                                    1,184                          -

        Loss on abandonment                                    -                     (2,518)
                                         ------------------------    -----------------------
Net income (loss)                                     (1,956,149)                   (96,830)

Accumulated deficit at beginning                      (7,624,650)                (4,828,818)
                                         ------------------------    -----------------------
Accumulated deficit at end                          $ (9,580,799)              $ (4,925,648)
                                         ========================    =======================
Net income (loss) per common share                       $ 0.015                  $ (0.0001)
                                         ========================    =======================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                              March 31, 2001         March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $ (1,956,149)             $ (96,830)
Depreciation and amortization                                           77,834                  4,035
Common stock issued for services                                     1,044,000                      -
Interest expense on issuance of convertible debt                       390,722
Loss on abandonment                                                          -                  2,518
                                                            -------------------     ------------------
                                                                      (443,593)               (90,277)
(Increase) decrease in:

       Accounts receivable                                             358,998               (279,640)
       Inventory                                                      (720,641)              (166,802)
       Prepaid expenses                                                (44,720)                     -
       Other receivables                                               (32,054)                     -

Increase (decrease) in:

       Accounts payable and accrued expense                            337,914                118,978
       Deferred sales                                                  106,215                      -
                                                            -------------------     ------------------

TOTAL CASH FLOW FROM OPERATIONS                                       (437,881)              (417,741)

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase property, inventory and equipment                       (4,865)               (36,037)
       Security deposit                                                (40,000)                 5,304
                                                            -------------------     ------------------

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                             (44,865)               (30,733)
                                                            -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Borrowings/payments under line of credit agreement (net)        (34,232)                65,124
       Proceeds from short-term debt                                         -                      -
       Payments on short-term debt                                     (16,209)                     -
       Proceeds from long-term debt                                    360,000                  6,478
       Payments on long-term debt                                         (372)                (1,088)
       Shareholder loan payable                                         11,978                 36,054
       Sale of common stock                                                  -                375,435
       Additional paid in capital on issuance of convertible debt      390,722                      -
                                                            -------------------     ------------------

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                             711,887                482,003

NET INCREASE (DECREASE) IN CASH                                       (161,581)                33,529

CASH BALANCE BEGINNING OF PERIOD                                       282,023                  8,400
                                                            -------------------     ------------------

CASH BALANCE END OF PERIOD                                           $ 120,442               $ 41,929
                                                            ===================     ==================

          See accompanying notes to consolidated financial statements.

Note 1 - Organization of Company

     a.   CREATION OF THE COMPANY

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

     On November 3, 2000, the certificate of incorporation was amended to change the number of authorized shares to 1 billion of common stock, at $.001 par value.

     b.   DESCRIPTION OF THE COMPANY

     The Company is an investment holding company that is comprised of six subsidiaries: the Harvey Westbury Corporation, Hardyston Distributors, Inc., CT Industries, Auxer Telecom, Inc., Clifton Telecard, Inc. and Universal Filtration Industries.

     On April 18, 1995, the Company acquired CT Industries, Inc. ("CT"), a New Jersey corporation based in West Paterson, New Jersey. CT is a distributor of various automotive products. Effective March 9, 2001, the business focus was expanded to include telecommunications related business.

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

Note 2 - Summary of Significant Accounting Policies

     a.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in
                                       F-7
accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the SEC.

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

     Diluted earnings (loss) per share are not presented since diluted securities have an anti-dilutive effect.

     c.   RECEIVABLES

     Allowances against receivables are provided equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with review of current status of the existing receivables and amounted to $65,223 at March 31, 2001.

     d.   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated under the straight-line methods over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     e.   INTANGIBLE ASSETS

     Goodwill purchased as a part of the acquisition of the assets of Clifton Telecard Alliance Inc. as further described in Note 3, is being amortized on a straight-line basis over an estimated beneficial life of five years.

     f.   REVENUE RECOGNITION

     The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "deferred revenue." The Company's revenue recognition policy for each product and subsidiary are the same.

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

     b.   ACQUISITION OF UNIVERSAL FILTRATION INDUSTRIES, INC.

     On August 7, 1996, the Company acquired all of the common shares of Universal Filtration for 1,100,000 shares of common stock.

     c.   ACQUISITION OF HARVEY WESTBURY CORP.

     On October 25, 1996, the Company acquired all of the common shares of Harvey Westbury for 170,000 shares of common stock.

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

     e.   ACQUISITION OF TELECOMMUNICATIONS SWITCH OPERATIONS

     On August 24, 2000 the Company acquired telecommunications equipment.

     f.   ACQUISITION OF WHOLESALE PREPAID PHONE DISTRIBUTION OPERATION

     On September 22, 2000 the Company acquired the assets of Clifton Telecard Alliance Inc., (CTA), a New Jersey based telecommunications company for a total purchase price of $964,000.

     The Company paid $500,000 to the shareholders of CTA at closing, issued 3 million shares of common stock valued at $264,000, and issued a note payable to them for $200,000 due in 2001, as more fully described in Note 5.

     The excess of the amount paid over the fair value of CTA's identifiable net assets was $846,939, which has been reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of five years, and is amortizing the amount recorded using the straight-line method over that period.

Note 4 - Inventory

     Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

Note 5 - Debt

     a.   SECURITY AGREEMENT

     The Company has entered into a security agreement with Merchant Financial Corp. to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees of certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. The balance outstanding on the line of credit at March 31, 2001 was $30,618.

     b.   NOTES PAYABLE

     The following is a summary of short-term-term debt at March 31, 2001:

     Notes Payable to Creative Capital, payable on
     demand plus interest at a rate of 8%                                     $   80,000

     Notes payable in connection with the purchase of the
     assets of CTA, principal payable in April, 2001                             200,000

     Note payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000, one principal and interest
     payment of $458,000, secured by equipment                                  473,939
                                                                                -------
                                                                               $753,939

     Long-term debt is as follows:

     13.5% installment note, collateralized by vehicle,
     payable in monthly installments of $239 with the
     final payment due May, 2001                                             $      781

     11.5% installment note, collateralized by vehicle,
     payable in monthly installments of  $188 with the
     final payment due May, 2003                                                  4,547
                                                                                  -----
                                                                                  5,328

                           LESS CURRENT MATURITIES                              (2,521)
                                                                                -------
                                                                              $   2,807

     c.   NOTES PAYABLE - CONVERTIBLE DEBT

     In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to the lesser of seventy percent (70%) (the "Discount Multiplier") of the Market Price and Seven and Seven-Tenths Cents ($0.077). In the event that the Registration Statement has not been declared effective by the SEC within one hundred and twenty (120) days after the Closing Date (the "Due Date"), then the Discount Multiplier shall decrease by two and one-half percent (2.5%) effective as of the Due Date to sixty-seven and one-half percent (67.5%) and shall further decrease by two and one-half percent (2.5%) for each thirty-day period occurring after the Due Date that the Registration Statement has not been declared effective by the SEC, to not less than fifty percent (50%). The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. The proceeds were primarily used for general corporate purposes.

     In connection with the issuance, the Company recorded interest expenses related to the conversion feature in the amount of $390,722 for the three months ended March 31, 2001.

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

     The Company has net operating loss carry forwards for income tax purposes of $9,190,077 at December 31, 2000. These carry forward losses are available to offset future taxable income, if any, and expires starting in the year 2011. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.

         Deferred tax asset:
         Net operating loss carry forward                     $3,124,627

         Valuation allowance                                  (3,124,627)
                                                               ----------

         Net deferred tax assets                              $       -0-
                                                              ===========

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

     a.   LEASE AGREEMENT FOR OFFICE SPACE

     The Company entered into a three-year lease agreement with a nonaffiliated party beginning on November 1, 1996 at 30 Galesi Drive, Wayne, New Jersey for office space.

     Effective November 30, 1999, the Company continued to lease the property on a month-to-month basis at $1,981.42 per month through February 29, 2000 at which time the lease expired.

     The Company entered into a six month 15 day lease agreement with a new affiliated party beginning September 1, 2000 and expiring on March 15, 2001 at a monthly rate of $7,766 for office space in Los Angeles, California. Effective March 15, 2001, the lease was extended on a month-to-month basis at the same rate.

     In connection with the asset purchase of Clifton Telecard Alliance (CTA), the Company agreed to obtain its own lease from CTA's landlord. As of this date, no agreement has been reached. The Company continues to pay the monthly rent under the terms of CTA's lease agreement.

     b.   LEASE AGREEMENT FOR INDUSTRIAL FACILITY

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

Period                                    Annual Rent       Monthly Rent
------                                    -----------       ------------
May 1, 1999 to April 30, 2000              $36,024.00        $3,002.00

     The Company assumed the lease agreement with a non affiliated party entered into by Mr. Ernest DeSaye, Jr. beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional two years was invoked extending the expiration of the lease to February 28, 2001. A $750.00 security deposit was required with minimum monthly rental payments to be paid as follows:

Period                                             Annual Rent            Monthly Rent
------                                             -----------            -------------
                                                                          March 1, 1999 to
                                                                          February 28, 2000
$8,700.00                                          $725.00
March 1, 2000 to February 28, 2001                 $9,000.00              $750.00

Effective March 1, 2001, the Franklin operation was moved to 12 Andrews Drive, West Paterson, New Jersey.

The Company entered into a five-year lease agreement with a non-affiliated party beginning on February 1, 2000 and expiring January 31, 2005, at 12 Andrews Drive, West Paterson, NJ for their Wayne, NJ and Farmingdale, NY operations. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:

                      Period                     Annual Rent                   Monthly Rent
                      ------                     -----------                   ------------
     Feb. 1, 2000 - Jan. 31, 2001                   $85,000                      $7,083.34
     -------------------------------------------------------------------------------------
     Feb. 1, 2001 - Jan. 31, 2002                    89,250                       7,437.50
     -------------------------------------------------------------------------------------
     Feb. 1, 2002 - Jan. 31, 2003                    93,500                       7,791.67
     -------------------------------------------------------------------------------------
     Feb. 1, 2003 - Jan. 31, 2004                    97,850                       8,145.84
     -------------------------------------------------------------------------------------
     Feb. 1, 2004 - Jan. 31, 2005                   102,000                      8,250.00
     -------------------------------------------------------------------------------------

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

The Company's condensed consolidated balance sheet consists of the following subsidiary components as of March 31, 2001:

                                                                                            Intercompany  Auxer Group, Inc.
                                               Parent      Automotive Group  Telecom Group  Eliminations   Consolidated
                                               ------      ----------------  -------------  ------------   ------------
Balance Sheet
Current Assets                               $     8,757   $   801,319    $ 3,224,329    $        --    $ 4,034,405
Fixed Assets (net)                                13,018        60,215        526,529             --        599,762
Other Assets                                   4,405,177        24,388        949,098     (4,361,549)     1,017,114
                                               ---------       -------      ---------     ----------      ---------

Total Assets                                   4,426,952       885,922      4,699,956     (4,361,549)     5,651,281
                                               =========       =======      =========     ==========      =========

Liabilities & Stockholders' Equity

Current Liabilities                              445,137     2,338,955      4,841,411     (3,297,490)     4,328,013
Long Term liabilities                            911,685         2,807             --             --        914,492
Stockholders' Equity                           3,070,130    (1,455,840)      (141,455)    (1,064,059)       408,776
                                               ---------       -------      ---------     ----------      ---------

Total liabilities and stockholders' equity     4,426,952       885,922      4,699,956     (4,361,549)     5,651,281
                                               =========       =======      =========     ==========      =========


The Company's condensed consolidated statement of operations for the three months ended March 31,2001:

Statement of operations
Revenues                                              --       194,604      7,582,098        (363,818)    7,412,884
Costs of goods sold                                   --       116,976      7,338,579         363,818     7,091,737
                                               ---------       -------      ---------     ----------      ---------
Gross profit                                          --        77,628        243,519              --       321,147
Operating expenses                             1,484,011       127,536        666,933              --     2,278,480
                                               ---------       -------      ---------     ----------      ---------
Income (loss) from operations                 (1,484,011)      (49,908)      (423,414)             --    (1,957,333)
Other income (expense):
Interest income                                      699            --            485              --         1,184
                                               ---------       -------      ---------     ----------      ---------
Net Income (loss)                             (1,483,312)      (49,908)      (422,929)             --    (1,956,149)
                                               =========       =======      =========     ==========      =========

The Company's condensed consolidated statement of operations for the three months ended March 31, 2000:

Statement of operations
Revenues                                              --       535,540              -               -       535,540
Costs of goods sold                                   --       364,206              -               -       364,206
                                               ---------       -------      ---------     ----------      ---------
Gross profit                                          --       171,334              -               -       171,334
Operating expenses                               114,217       151,429              -               -       265,646
                                               ---------       -------      ---------     ----------      ---------
Income (loss) from operations                   (114,217)       19,905              -               -      (94,312)
Other income (expense)                            (2,518)           --              -               -       (2,518)
Interest Income                                       --            --              -               -            --
                                               ---------       -------      ---------     ----------      ---------
Net Income (loss) before extraordinary items    (116,735)       19,905              -               -      (96,830)
                                               =========       =======      =========     ==========      =========

Note 12 - Stock Option Plan

     The Company has a Stock Option Plan (Plan) under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is 2 million shares. As of March 31, 2001 the maximum number of shares available for future grants under the Plan is 0 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                         Number of         Weighted Average Exercise
                                                          Shares                    Price
                                                          ------                    -----
         Outstanding at December 31, 2000                    0                          0
         ---------------------------------------------------------------------------------
         Granted                                     2,000,000                         05
         ---------------------------------------------------------------------------------
         Exercised                                           0                          0
         ---------------------------------------------------------------------------------
         Cancelled                                           0                          0
         ---------------------------------------------------------------------------------
         Outstanding at March 31, 2001               2,000,000                      $0.05

         Options exercisable at
                  December 31, 2000                          0                          0
                                                   ===========                   ========
         Options exercisable at
                  March 31, 2001                     2,000,000                      $0.05
                                                   ===========                     ======

     The following tables summarize information about stock options outstanding and exercisable at March 31, 2001:

              Stock Options Outstanding
                 Range of Exercise            Number of Shares           Weighted Average       Weighted Average
                    Price                       Outstanding             Remaining Contractual   Exercise Price
                                                                        Life in Years
                    $0.05                       2,000,000               4.0                     $0.05
                    =====                       =========               ===========             =====

                                          Stock Options Exercisable
                                          -------------------------
                    Range of Exercise           Number of Shares      Weighted Average
                    Price                       Outstanding           Exercise Price

                    $0.05                       2,000,000             $0.05
                    =====                       =========             =====

     The Company accounts for its plan under APB Option No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation expense is recognized in the Company's financial statements when the exercise price of the Company's employee stock options is less than the market price of the Company's common stock on the date of grant. There were no compensation costs related to the stock option plan recorded for the three months ended March 31, 2001 and March 31, 2000, respectively.

     The pro forma net income impact under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) is not material.

         Note 13 - Stockholders Equity

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Auxer Group's products, fluctuations in pricing for products distributed by the Auxer Group and products offered by competitors, as well as general conditions of the telecommunications marketplace.

The Auxer Group is a holding company that has formed a Telecommunications Group and established three (3) subsidiaries, Clifton Telecard Inc., a wholesale distributor of prepaid phone cards, CT Industries, Inc., also a wholesale distributor of prepaid phone cards and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry. Additionally, Auxer owns an Automotive Group with two (2) active subsidiaries: The Harvey Westbury Corporation Inc., and Hardyston Distributors, Inc. Harvey Westbury assembles and packages automotive accessories under the name, Easy Test, sells engine treatment under the name, Formula 2000 Ultimate and sells waxes and polishes under the name, Garry's Royal Satin to the automotive, marine and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations and dealers.

Results of Operations for the Three Months Ended March 31, 2000 and 2001.

The Auxer Group had sales of $7,412,884 for the quarter ended March 31, 2001 as compared to sales of $535,540 for the quarter ended March 31, 2000. The increase in sales was attributed to the prepaid phone card sales. The Auxer Group had net losses of $1,957,333 for the quarter ended March 31, 2001 as compared to net losses of $94,312 for the quarter ended March 31, 2000. The increase in net losses was primarily attributed to the Auxer Telecom operation in Los Angeles, California and consulting expenses related to the development of the Telecommunications Group and the X-Factor product line.

The Auxer Group had general administrative expenses of $1,820,531 for the quarter ended March 31, 2001 as compared to general administrative expenses of $259,273 for the quarter ended March 31, 2000. The increase in these expenses was attributed to the additional general administrative expenses related to the telecom group, which includes Clifton Telecard, Inc., Auxer Telecom, Inc. and CT Industries, Inc. The Auxer Group had interest expenses of $422,462 for the quarter ended March 31, 2001 as compared to $2,338 for the quarter ended March 31, 2000. The increase in these expenses was due to the interest expense related to the convertible note financing in January 2001. A substantial part of our growth has been achieved through acquisition within the telecommunications industry. Given the acquisition of Clifton Telecard, the results from operations from period to period are not necessarily comparable.

Our principle source of revenue has been the telecom group's prepaid phone cards. The telecom group markets and distributes branded prepaid phone cards produced by a variety of telecommunications long distance carriers and resellers, as well as private label proprietary prepaid phone cards produced for the Auxer Group by various long distance carriers and/or resellers.

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

Branded cards are purchased by the telecom group at a discount from the face value of the card, and result to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 3%, represents the growth margin retained by the telecom group. Purchases of branded cards by the Auxer Group are made on varying terms, from C.O.D. to a net 21 basis, although the majority of the Auxer Group's purchases are made on credit terms of 10 days or less. Sales by the telecom group of its product are generally made on a net 30 basis.

Private label cards are generally designed and produced by the Auxer Group, utilizing card numbers and PINs provided by the telecommunications' carrier or reseller providing the long distance service for the card. The Auxer Group incurs the upfront expense of printing the phone cards. However, the Auxer Group does not pay the long distance carrier until it activates the cards, which occurs upon the sale by the Auxer Group to the distributor. Accordingly, through the use of private label cards, the Auxer Group's cost of inventory is significantly reduced, as purchases are effectively made on an as-needed basis.

On March 9, 2001 CT Industries, Inc. ("CTI") Board of Directors approved the expansion of the business focus to include the telecommunications related business. In March of 2001 CTI launched its X-Factor line of products under the X-Factor trademark and logo. The first series of products will be a prepaid calling card known as the X-Card. On March 14, 2001, the Auxer Group added Benjamin Colarossi to the marketing team for the X-Factor. On March 17, 2001, as part of a promotional campaign, the Dick Barbour Racing Team unveiled the X-Factor logo on the number 15c Porsche at the 12 hours of Sebring, a premier race of the American La Mans Series. On March 26, 2001 CTI hosted its grand opening in West Paterson, NJ to assist Clifton Telecard's growing sales. This new location will allow Clifton Telecard to handle additional walk-in customers and will also provide additional warehouse space. CTI projects a sales pace equivalent to its sister company, Clifton Telecard, by the third quarter of 2001.

On March 29, 2001, CTI reached an agreement with Universal Services & Telcom, Inc. to distribute products under the X-Factor product line.

On April 14, 2001, the X-Factor debuted on NBC Sports in two thirty second commercials, which telecast during the European Le Mans Series from England's Donington Park circuit. The commercials were advertising the X-Factor Grand Prix Sonoma, a North American Series race to be held on July 22, 2001.

Sources of Liquidity

The Company's subsidiary, Harvey Westbury has a credit facility agreement with Merchant Financial Corporation. The credit facility currently permits borrowings of up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit is basic interest on the daily-unpaid cash balances outstanding during each month at a rate equal to the prime rate plus 5% per annum above the prime rate of 9.5%. The credit facility agreement requires a commitment fee of 1% of the maximum credit line per annum on each anniversary date of the signing of the agreement, July 11, 2000. In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to the lesser of seventy percent (70%) (the "Discount Multiplier") of the Market Price and Seven and Seven-Tenths Cents ($0.077). In the event that the Registration Statement has not been declared effective by the SEC within one hundred and twenty (120) days after the Closing Date (the "Due Date"), then the Discount Multiplier shall decrease by two and one-half percent (2.5%) effective as of the Due Date to sixty-seven and one-half percent (67.5%) and shall further decrease by two and one-half percent (2.5%) for each thirty-day period occurring after the Due Date that the Registration Statement has not been declared effective by the SEC, to not less than fifty percent (50%). The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. The proceeds were primarily used for general corporate purposes.

For the quarter ended March 31, 2001, the Company paid for operations by raising $711,887 through common stock issuance and debt borrowings after payments to short term debts. The Company had Notes Payable to shareholders of $99,837, had other notes payable of $756,460, and notes payable convertible debt of $911,685 on March 31, 2001. The Company had loans outstanding against its credit line of $30,618 under a security agreement with Merchant Financial Corporation to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Merchant Financial Corporation agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. The Company issued common stock of $1,044,000 to provide for services rendered and consulting requirements.

In comparison for the quarter ended March 31, 2000, the Company paid for operations by raising $482,003 through common stock issuance and debt borrowing after payment to short term debts. The Company had Other Notes Payable of $84,608 on March 31, 2000. The Company had loans outstanding against its credit line of $84,460 under a security agreement with Finova Capital to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Finova agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. The Company did not sell or issue any common stock to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended March 31, 2000.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGEMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINIES. ACTUAL RESULTS MAY VARY MATERIALLY.
                                      F-17

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Auxer Group has the following pending or threatened litigation:

Ross & Craig Solicitors v. Auxer Industries, Inc. - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1598-98, filed on February 10, 1998. This is a case brought by an English partnership against us. Ross & Craig is requesting the sum of $46,666.23 plus interest accruing from 1997 for work, labor and services rendered. In January 2001, the Ross & Craig Solicitors case was settled and the parties signed a settlement agreement. The Auxer Group agreed to pay the sum of $35,000 in 18 monthly installments with an initial payment of $5,000 and 17 payments of $1,764.70 subsequently. Payments commenced in February 2001 and will be completed in August 2002.

Eileen M. Huff, et. al. v. Harvey Westbury Corp. and Auxer Industries, Inc. - Supreme Court of the State of New York, Suffolk County, Index No. 29090-97, filed on November 24, 1997, and Suffolk County District Court, First District Civil Court of New York, Index No. CEC67098, filed on November 24, 1997; and Lorraine Duff v. Harvey Westbury & (Auxer) and Suffolk County District Court, First District Civil Court of New York, Index No.CEC67-98, filed on November 11, 1997. These cases all involved the Auxer Group's purchase of Harvey Westbury. They are about the "wrongful termination" of one employee, seeking damages of $13,427.95, and the alleged non-payment of insurance premiums for another, seeking damages of $175,000. The Auxer Group filed answers to all lawsuits. In July 1999, the Lorraine Duff case was settled and the parties signed a settlement agreement; the Stipulation of Settlement document does not disclose the reason for settlement. The Auxer Group agreed to pay the sum of $5,000 in 10 monthly installments of $500 each. Payments commenced in August 1999 and continued until May 2000. All payments have been made and this case is completed. In August 2000 both cases involving Eileen M. Huff were settled and the parties signed a settlement agreement; the Stipulation of Settlement document does not disclose the reason for settlement. The Auxer Group agreed to pay the sum of $15,000 in 13 monthly installments with an initial payment of $3,000 and 12 payments of $1,000 subsequently. Payments commenced in September 2000 and will be completed in September 2001.

Interdynamics, Inc. v. Harvey Westbury Corp and The Auxer Group, Inc. - United States District Court, Eastern District of New York, Case No. 00-CV-7115, filed on November 29, 2000. This case is an action for patent infringement seeking monetary damages and injunctive relief, and desires that the Court order an accounting for damages, and that the Court award interest, costs, and attorneys' fees. Interdynamics alleges that at least two of Harvey Westbury's air conditioner retrofitting kits, models number RC88500 and RC88700, directly infringe on Interdynamics U.S. Patent No. 6,089,032 , entitled "Method of Retrofitting Air Conditioner and System Therefor." We have counterclaimed for antitrust violations. On or about December 1999, plaintiff stated to customers and potential customers of Harvey Westbury that Interdynamics was about to commence litigation against Harvey Westbury for offering for sale and selling Harvey Westbury's line of air conditioning recharge kits containing R134 and that any company that would do business with Harvey Westbury would become involved in that litigation. These statements were made with the intent to cause the persons and business entities to whom such statements were made to cease doing business with Harvey Westbury, or if they were not customers of Harvey Westbury at that time to prevent such business entities from buying from Harvey Westbury. Plaintiff Interdynamics, Inc. actions constitute a violation of
Section 2 of the Sherman Act, 15 U.S.C. Sec. 2, in that these actions constitute an attempt to monopolize and monopolization of the market both regionally and throughout the United State for R134 recharge and/or retrofitting kits and kit components. The case is presently in the discovery phase. A motion for preliminary injunctive relief was held in January 2001 and the Magistrate Judge denied the Plaintiff's injunction in all respects. The Auxer Group intends to vigorously defend this action and pursue its antitrust case against the Plaintiff. In the event that a monetary judgment is eventually rendered against the Auxer Group that judgment could be as high as 3 times the number of units sold multiplied by the difference between the Auxer Group's selling price and the price at which the Plaintiff could have sold its product but for the Auxer Group's sales.

The Auxer Group is not currently aware of any other pending, past or present litigation that would be considered to have a material effect on the Auxer Group. The Auxer Group considers that any litigation under 10% of its current assets is not material. There are no known bankruptcy or receivership issues outstanding and has no known securities law violations. Additionally, the Auxer Group has no known legal proceedings in which certain corporate insiders or affiliates of the issuer are in a position that is adverse to the issuer.

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information.

On May 16, 2001, the Company sold all of the issued and outstanding shares of Clifton Telecard, Inc., its wholly owned subsidiary to Kattosko Communications, Inc. ("Kattosko"). Kattosko's sole shareholder is Mohd Qattous, the father of Mustafa Qattous, our President of Operations of Clifton Telecard, Inc. A Form 8-K describing the transaction in detail shall be filed within the required time period under SEC rules and regulations.

Item 6. Exhibits and Reports of Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE AUXER GROUP, INC.
                              (Registrant)

Date: May 21, 2001           /s/Eugene Chiaramonte, Jr.
                            ---------------------------
                                Eugene Chiaramonte, Jr.
                                President, Chief Executive
                                Officer and Director