Form 10QSB/A
period 2001-03-31
AUXER GROUP INC
filed 2001-07-06
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

                              THE AUXER GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                              March 31, 2001         March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $ (1,956,149)             $ (96,830)
Depreciation and amortization                                           77,834                  4,035
Common stock issued for services                                     1,044,000                      -
Interest expense on issuance of convertible debt                       390,722
Loss on abandonment                                                          -                  2,518
                                                            -------------------     ------------------
                                                                      (443,593)               (90,277)
(Increase) decrease in:

       Accounts receivable                                             358,998               (279,640)
       Inventory                                                      (720,641)              (166,802)
       Prepaid expenses                                                (44,720)                     -
       Other receivables                                               (32,054)                     -

Increase (decrease) in:

       Accounts payable and accrued expense                            337,914                118,978
       Deferred sales                                                  106,215                      -
                                                            -------------------     ------------------

TOTAL CASH FLOW FROM OPERATIONS                                       (437,881)              (417,741)

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase property, inventory and equipment                       (4,865)               (36,037)
       Security deposit                                                (40,000)                 5,304
                                                            -------------------     ------------------

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                             (44,865)               (30,733)
                                                            -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Borrowings/payments under line of credit agreement (net)        (34,232)                65,124
       Proceeds from short-term debt                                         -                      -
       Payments on short-term debt                                     (16,209)                     -
       Proceeds from long-term debt                                    360,000                  6,478
       Payments on long-term debt                                         (372)                (1,088)
       Shareholder loan payable                                         11,978                 36,054
       Sale of common stock                                                  -                375,435
                                                            -------------------     ------------------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                             321,165                482,003

NET INCREASE (DECREASE) IN CASH                                       (161,581)                33,529

CASH BALANCE BEGINNING OF PERIOD                                       282,023                  8,400
                                                            -------------------     ------------------

CASH BALANCE END OF PERIOD                                           $ 120,442               $ 41,929
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

                              THE AUXER GROUP, INC.
                              (Registrant)

Date: July 5, 2001           /s/Eugene Chiaramonte, Jr.
                            ---------------------------

                                Eugene Chiaramonte, Jr.
                                President, Chief Executive
                                Officer and Director