Form 10QSB
period 2001-06-30
AUXER GROUP INC
filed 2001-08-14
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                    Yes   X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001, the Company had 131,475,066 shares of Common Stock outstanding, $0.001 par value.

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

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:


                             THE AUXER GROUP, INC.

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

                              The Auxer Group, Inc.

                                                                                 Page
         Accountant's Report                                                     F-2

         Condensed Consolidated Balance Sheets                                   F-3-4

         Condensed Consolidated Statement of Accumulated Deficit                 F-5

         Consolidated Statement of Changes in Stockholders' Equity               F-6

         Condensed Consolidated Statement of Cash Flows                          F-7

         Notes to Consolidated Financial Statements                              F-8-18


To the Board of Directors
of The Auxer Group, Inc.
West Paterson, NJ 07424

                         Independent Accountant's Report

We have reviewed the accompanying balance sheet of The Auxer Group, Inc. and consolidated subsidiaries as of June 30, 2001 and the related statements of income, retained earnings and cash flows for the three months ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the company's management.

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

KALOSIEH, SHACKIL & MEOLA, CPAs PA

July 28, 2001

                              THE AUXER GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

Current assets:
        Cash                                                                 $ 331,969

        Accounts receivable (net of allowances $24,090)                        412,977

        Note receivable                                                        131,012

        Inventory                                                              770,222

        Prepaid expenses                                                         4,945
                                                                    -------------------
        Total current assets                                                 1,651,125
                                                                    -------------------
Property and Equipment

        Vehicles                                                                42,347

        Furniture and fixtures                                                  23,027

        Machinery and equipment                                                652,649

        Leasehold improvements                                                   2,121
                                                                    -------------------
                                                                               720,144

        Less:        accumulated depreciation                                 (167,599)
                                                                    -------------------
        Property and equipment (Net)                                           552,545
                                                                    -------------------
Other assets:

        Security deposit                                                       102,005

        Other receivables                                                       74,389
                                                                    -------------------
        Total other assets                                                     176,394
                                                                    -------------------
Total assets                                                               $ 2,380,064
                                                                    ===================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                      Liabilities and Stockholders' Equity

Current liabilities
       Accounts payable and accrued expenses                        $ 542,076

       Credit line                                                     81,867

       Deferred sales                                                 251,443

       Notes payable                                                  540,131

       Notes payable-shareholders                                      76,951
                                                          --------------------
Total current liabilities                                           1,492,468

Long-term liabilities

       Notes payable, less current maturities                           1,954

       Notes payable-convertible debt                                 911,685
                                                          --------------------
       Total long-term liabilities                                    913,639
                                                          --------------------

Total liabilities                                                   2,406,107

Stockholders' equity

       Capital stock - authorized 1,000,000,000 shares                131,447
       $.001 par value per share, 131,437,030 shares
       outstanding

       Preferred stock - authorized 25,000,000 shares                   2,750
       $.001 par value per share, 2,750,000 shares
       outstanding

       Additional paid in capital                                  10,035,378

       Accumulated deficit                                        (10,195,618)
                                                          --------------------
Total stockholders' equity                                            (26,043)
                                                          --------------------
Total liabilities and stockholders' equity                        $ 2,380,064
                                                          ====================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

                                                       Three Months Ended           Six Months Ended
                                                       ------------------           ----------------
                                                   June 30, 2001 June 30, 2000 June 30, 2001 June 30, 2000
                                                   ------------  ------------  ------------  -------------
Income                                                 $ 990,768    $ 515,378    $ 1,581,722  $ 1,050,918

Less:  Cost of goods sold                                829,055      341,247      1,382,462      705,453
                                                   --------------------------- ---------------------------
Gross profit                                             161,713      174,131        199,260      345,465
                                                   --------------------------- ---------------------------
Operations:

      General and administrative                         651,097      644,735      2,190,305      904,008

      Depreciation and amortization                       34,600        4,811         69,059        8,846

      Interest expense                                    15,282        5,667        437,744        8,005
                                                   --------------------------- ---------------------------
      Total expenses                                     700,979      655,213      2,697,108      920,859
                                                   --------------------------- ---------------------------

Income (loss) from operations                           (539,266)    (481,082)    (2,497,848)    (575,394)

Other income (expense)

      Interest income                                        920            -          2,104            -

      Loss on abandonment of leasehold improvements            -            -              -       (2,518)
                                                   --------------------------- ---------------------------
Income (loss) from continuing operations                (538,346)    (481,082)    (2,495,744)    (575,394)

Discontinued operations

      Income from operations of discontinued subsidiary   72,533            -         72,533            -

      Loss on disposal of subsidiary                    (147,757)           -       (147,757)           -
                                                   --------------------------- ---------------------------
                                                         (75,224)           -        (75,224)           -
                                                   --------------------------- ---------------------------
Net income (loss)                                       (613,570)    (481,082)    (2,570,968)    (577,912)

Accumulated deficit at beginning                      (9,582,048)  (4,925,648)    (7,624,650)  (4,828,818)
                                                   --------------------------- ---------------------------

Accumulated deficit at end                          $(10,195,618)$ (5,406,730) $ (10,195,618) $(5,406,730)
                                                   =========================== ===========================

Net income (loss) per common share                       $ (0.01)     $ (0.01)       $ (0.02)     $ (0.01)
                                                   =========================== ===========================


          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                Preferred   Preferred Stock  Common Stock   Common Stock     Additional  Accumulated
                                  Stock     Par Value $.001     Shares    Par Value $.001    Paid in      Deficit
                                 Shares        Amount                          Amount        Capital
                                   (A)                           (B)
                              --------------------------------------------------------------------------------------
Balances at December 31, 1998             -    $        -     36,361,097     $ 36,361   $3,657,004    $(3,853,690)

Common stock issued for cash                                  17,950,000       17,960      732,099

Common stock issued for services                                 589,000          589       43,651

Common Stock Issued for debt

extinguishments                                                1,000,000        1,000        9,220

Common stock issued for
acquisition                                                      836,700          837       89,108

Stock issued                      2,750,000         2,750                                  409,750

Net loss for the year                                                                                   (975,127)
                              -----------------------------------------------------------------------------------

Balances at December 31, 1999     2,750,000       $ 2,750     56,736,797     $ 56,747   $ 4,940,832  $(4,828,817)
                              ===================================================================================

Common stock issued for cash                                  36,225,233       36,225     1,401,661

Common stock issued for goods
and services                                                   8,075,000        8,075     1,604,563

Common stock issued for
acquisition                                                    3,000,000        3,000       261,000

Net loss for the year
                              -----------------------------------------------------------------------------------

Balances at December 31, 2000    2,750,000        $ 2,750    104,037,030     $104,047  $   8,208,056 $(7,624,650)
                              ===================================================================================

Common stock issued for cash                                   7,000,000     $  7,000  $     343,000

Common stock issued for services                              17,988,000       17,988        915,112

Common stock issued for debt                                   2,412,000        2,412        178,488
extinguishment

Interest expense on issuance of                                     -             -          390,722
convertible debt

Net loss for six months ended
June 30,2001                                                                                         (2,570,968)
                              ----------------------------------------------------------------------------------

Balances at June 30, 2001       $ 2,750,000       $ 2,750   131,437,030     $131,447  $    10,035,37 $(10,195,618)
==================================================================================================================

Preferred stock, par value $.001, convertible to 10 shares of common stock, 25,000,000 shares authorized, 2,750,000 shares and outstanding at June 30, 2001.

Common stock, par value $.001, 1,000,000,000 shares authorized, 131,437,030 shares issued and outstanding at June 30, 2001.

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                June 30, 2001           June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $ (2,570,968)             $ (577,912)
Depreciation and amortization                                             69,059                   8,846
Common stock issued for services                                         933,100                 589,313
Interest expense on issuance of convertible debt                         390,722                       -
Loss on abandonment                                                            -                   2,518
                                                              -------------------     -------------------
                                                                      (1,178,087)                 22,765
(Increase) decrease in:

       Accounts receivable                                             1,834,711                (270,326)
       Inventory                                                         456,585                (348,661)
       Prepaid expenses                                                   28,160                       -
       Other receivables                                                 (32,055)                      -
                                                                        (131,012)
Increase (decrease) in:

       Accounts payable and accrued expense                           (1,608,530)                243,061
       Deferred sales                                                   (594,920)                      -
                                                              -------------------     -------------------
TOTAL CASH FLOW FROM OPERATIONS                                       (1,225,148)               (353,161)

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of discontinued operations                     804,592                       -
       Purchase property, inventory and equipment                          8,776                 (58,555)
       Security deposit                                                   38,477                   2,186
                                                              -------------------     -------------------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                               851,845                 (56,369)
                                                              -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES

       Borrowings/payments under line of credit agreement (net)           17,018                  32,835
       Payments on short-term debt                                      (843,322)                      -
       Proceeds from long-term debt                                      911,685                   6,478
       Payments on long-term debt                                         (1,224)                 (2,176)
       Shareholder loan payable                                          (10,908)                  7,978
       Sale of common stock                                              350,000                 375,435
                                                              -------------------     -------------------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                               423,249                 420,550

NET INCREASE (DECREASE) IN CASH                                           49,946                  11,020

CASH BALANCE BEGINNING OF PERIOD                                         282,023                   8,400
                                                              -------------------     -------------------
CASH BALANCE END OF PERIOD                                             $ 331,969                $ 19,420
                                                              ===================     ===================

          See accompanying notes to consolidated financial statements.

Note 1 - Organization of Company
---------------------------------

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

     On August 7, 2000, the Company formed Clifton Telecard Inc., a Delaware corporation. Based in Northern New Jersey, Clifton Telecard is a wholesale distributor of prepaid phone cards. On May 16, 2001, the Company sold Clifton Telecard.

     Note 2 - Summary of Significant Accounting Policies
     ----------------------------------------------------

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

     The consolidated financial statements presented consist of the company and its wholly owned subsidiaries CT, Universal Filtration, Harvey Westbury, Hardyston Distributors Inc. and Auxer Telecom, Inc., all of which are under common control. Material inter-company transactions and balances have been eliminated in the consolidation.

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

     c.  Receivables

     Allowances against receivables are provided equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with review of current status of the existing receivables and amounted to $24,090 at June 30, 2001.

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

     f.  Research and development expenses

     Research and development costs are charged to operations when incurred.

     g.  Use of Estimates

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

     h.  Impairment of Long-Lived Assets

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

     Note 3 - Acquisitions
     ---------------------

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

     Note 4 - Inventory
     ------------------

     Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

     Note 5 - Debt
     -------------

     a.  Security Agreement

     The Company has entered into a security agreement with Merchant Financial Corp. to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees of certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. The balance outstanding on the line of credit at June 30, 2001 was $81,867.

     b.  Notes Payable

     The following is a summary of short-term-term debt at June 30, 2001:

     Notes Payable to Creative Capital, payable on
     demand plus interest at a rate of 8%                               $         80,000

     Note payable to Colbie Pacific Capital, due August 1,
     2001, payable in 10 monthly principal and interest
     payments of $10,000, one principal and interest
     payment of $458,000, secured by equipment                                   458,000
                                                                                 -------
                                                                                $538,000
                                                                                ========
     Long-term debt is as follows:

     11.5% installment note, collateralized by vehicle,
     payable in monthly installments of  $188 with the
     final payment due May, 2003                                                   4,085

                           Less current maturities                                (2,131)
                                                                                  ------
                                                                               $   1,954
                                                                               =========

     c. Notes Payable - Convertible Debt

     In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to the lesser of seventy percent (65%) (The "Discount Multiplier") of the Market Price. In the event that the Registration Statement has not been declared effective by the SEC within one hundred and twenty (120) days after the Closing Date (the "Due Date"), then the Discount Multiplier shall decrease by two and one-half percent (2.5%) effective as of the Due Date to sixty-seven and one-half percent (62.5%) and shall further decrease by two and one-half percent (2.5%) for each thirty-day period occurring after the Due Date that the Registration Statement has not been declared effective by the SEC, to not less than fifty percent (50%). The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. The proceeds were primarily used for general corporate purposes.

     In connection with the issuance, the Company recorded interest expenses related to the conversion feature in the amount of $390,722 for the six months ended June 30, 2001.

     Note 6 - Related Party Transactions
     -----------------------------------

     Issuance of Common Shares

     On April 18, 1995, the Company acquired all the capital stock of CT, owned equally by Eugene Chiaramonte, Jr. and Howard Tapen, for 4,000,000 shares of common stock.

     Note 7 - Income Taxes
     ---------------------

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

         Deferred tax asset:
         -------------------
         Net operating loss carry forward             $3,124,627

         Valuation allowance                          (3,124,627)
                                                       ----------

         Net deferred tax assets                      $       -0-
                                                      ===============

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

     Note 8 - Business and Credit Concentrations
     -------------------------------------------

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

     Note 9 - Commitments and Contingencies
     --------------------------------------

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

                                                Annual Rent            Monthly Rent
                                                -----------            ------------
    Period
    ------
    May 1, 1999 to April 30, 2000                $36,024.00             $3,002.00


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

    Period                                                 Annual Rent           Monthly Rent
    ------                                                 -----------           ------------
    March 1, 1999 to February 28, 2000                      $8,700.00              $725.00
    March 1, 2000 to February 28, 2001                      $9,000.00              $750.00

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
                                              ======

     Note 10 - Development Stage Company
     -----------------------------------

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

     Note 11 - Segment Information
     -----------------------------

     Management Policy in Identifying Reportable Segments
     ----------------------------------------------------

     The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements.

     Types of Products and Services
     ------------------------------

     The Company is an investment holding company that is comprised of six subsidiaries: The Harvey Westbury Corp., Hardyston Distributors Inc., CT Industries, Auxer Telecom Inc., Clifton Telecard Inc. and Universal Filtration Industries, Inc. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. Hardyston Distributors is a Northern New Jersey based automotive parts distributor. Auxer Telecom is a reseller of telecommunications access services. CT Industries is a Northern New Jersey based wholesale distributor of prepaid phone cards. Universal Filtration has in the past manufactured and distributed filters used by the dry cleaning industry and is currently inactive.

     Segment Profit or Loss
     ----------------------

     The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value. Operating expenses attached to a segment are identified and allocated accordingly.

The Company's condensed consolidated balance sheet consists of the following subsidiary components as of June 30, 2001:

                                                                                                   Intercompany  Auxer Group, Inc.
                                                      Parent   Automotive Group    Telecom Group    Eliminations   Consolidated
                                                      ------   ----------------    -------------    ------------   ------------
Balance Sheet
Current Assets                                       $ 101,064      $ 1,194,618       $ 355,443.00          $ -      $ 1,651,125
Fixed Assets (net)                                      11,478           59,129            481,938            -          552,545
Other Assets                                         4,077,306            2,429             79,493   (3,982,834)         176,394
                                       -----------------------------------------------------------------------------------------
Total Assets                                         4,189,848        1,256,176            916,874   (3,982,834)       2,380,064
                                       =========================================================================================

Liabilities & Stockholders' Equity

Current Liabilities                                    365,470        2,687,714          2,322,059   (3,882,775)       1,492,468
Long Term liabilities                                  913,639                -                  -            -          913,639
Stockholders' Equity                                 2,910,739       (1,431,538)        (1,405,185)    (100,059)         (26,043)
                                       -----------------------------------------------------------------------------------------

Total liabilities and stockholders' equity           4,189,848        1,256,176            916,874   (3,982,834)       2,380,064
                                       =========================================================================================

The Company's condensed consolidated statement of operations for the six months ended June 30, 2001:

Statement of operations

Revenues                                                 -              657,783            923,939            -        1,581,722
Costs of goods sold                                      -              428,479            953,983            -        1,382,462
                                       -----------------------------------------------------------------------------------------
Gross profit                                             -              229,304            (30,044)           -          199,260
Operating expenses                                   1,832,001          254,911            610,196            -        2,697,108
                                       -----------------------------------------------------------------------------------------
Income (loss) from operations                       (1,832,001)         (25,607)          (640,240)           -       (2,497,848)
Other income (expense):
Interest income                                            949                -              1,155            -            2,104
                                       -----------------------------------------------------------------------------------------
Income (loss) from continuing operations            (1,831,052)               -                  -                   (2,495,744)
Discontinued operations                                (75,224)               -                  -            -         (75,224)
                                       -----------------------------------------------------------------------------------------
Net Income (loss)                                   (1,906,276)         (25,607)          (639,085)           -      (2,570,968)
                                       =========================================================================================

The Company's condensed consolidated statement of operations for the six months ended June 30, 2000:

Statement of operations

Revenues                                               -              1,050,918                  -            -        1,050,918
Costs of goods sold                                    -                705,452                  -            -          705,452
                                       -----------------------------------------------------------------------------------------
Gross profit                                           -                345,466                  -            -          345,466
Operating expenses                                     585,252          335,608                  -            -          920,860
                                       -----------------------------------------------------------------------------------------
Income (loss) from operations                         (585,252)           9,858                  -            -        (575,394)
Other income (expense)                                  (2,518)               -                  -            -          (2,518)
Interest Income                                        -                      -                  -            -                -
                                       -----------------------------------------------------------------------------------------
Net Income (loss) before extraordinary items          (587,770)           9,858                  -            -        (577,912)
                                       =========================================================================================

The Company's condensed consolidated statement of operations for the three months ended June 30, 2001:

Statement of operations

Revenues                                               -                463,179            527,589            -          990,768
Costs of goods sold                                    -                311,503            517,552            -          829,055
                                       -----------------------------------------------------------------------------------------
Gross profit                                           -                151,676             10,037            -          161,713
Operating expenses                                     347,990          127,375            225,614            -          700,979
                                       -----------------------------------------------------------------------------------------
Income (loss) from operations                         (347,990)          24,301           (215,577)           -        (539,266)
Other income (expense):
Interest income                                            250                -                670            -              920
                                       -----------------------------------------------------------------------------------------
Income (loss) from continuing operations              (347,740)               -                  -                     (538,346)
Discontinued operations                                (75,224)               -                  -            -         (75,224)
                                       -----------------------------------------------------------------------------------------
Net Income (loss)                                     (422,964)          24,301           (214,907)           -        (613,570)
                                       =========================================================================================

The Company's condensed consolidated statement of operations for the three months ended June 30, 2000:

Statement of operations

Revenues                                              -                 515,378                  -            -          515,378
Costs of goods sold                                   -                 341,247                  -            -          341,247
                                       -----------------------------------------------------------------------------------------
Gross profit                                          -                 174,131                  -            -          174,131
Operating expenses                                     471,035          184,178                  -            -          655,213
                                       -----------------------------------------------------------------------------------------
Income (loss) from operations                         (471,035)         (10,047)                 -            -         (481,082)
Other income (expense)                                -                       -                  -            -                -
Interest Income                                       -                       -                  -            -                -
                                       -----------------------------------------------------------------------------------------
Net Income (loss) before extraordinary items        $ (471,035)       $ (10,047)     $           -          $ -     $   (481,082)
                                       =========================================================================================

         Note 12  Stock Option Plan

         The Company has a Stock Option Plan (Plan) under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is 2 million shares. As of June 30, 2001 the maximum number of shares available for future grants under the Plan is 0 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                          Number of         Weighted Average Exercise
                                                           Shares                    Price
         Outstanding at December 31, 2000                          0                     0
         Granted                                           2,000,000                    05
         Exercised                                                 0                     0
         Cancelled                                                 0                     0
                                                     ---------------                --------
         Outstanding at June 30, 2001                      2,000,000                 $0.05

         Options exercisable at

                  December 31, 2000                                0                     0
                                                         ===========               ========
         Options exercisable at
                  June 30, 2001                            2,000,000                 $0.05
                                                         ===========               ========

         The following tables summarize information about stock options outstanding and exercisable at June 30, 2001:

                            Stock Options Outstanding
                            -------------------------
Range of Exercise       Number of Share       Weighted Average           Weighted Average
Price                   Outstanding           Remaining Contractual      Exercise Price
                                              Life in Years
$0.05                    2,000,000                   4.0                    $0.05
=====                    =========                 =======                  =====

                            Stock Options Exercisable
                            -------------------------
Range of Exercise       Number of Shares      Weighted Average
Price                   Outstanding           Exercise Price
$0.05                   2,000,000                         $0.05
=====                   =========                         =====

     The Company accounts for its plan under APB Option No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation expense is recognized in the Company's financial statements when the exercise price of the Company's employee stock options is less than the market price of the Company's common stock on the date of grant. There were no compensation costs related to the stock option plan recorded for the six months ended June 30, 2001 and June 30, 2000, respectively.

     The pro forma net income impact under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) is not material.

     Note 13 Stockholders Equity
     ---------------------------

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

     Note 14 - Disposal of Subsidiary
     --------------------------------

     On May 16, 2001, the Company entered into an stock agreement to sell Clifton Telecard Inc., a wholly owned subsidiary. Accordingly, the operations of the distribution division as well as the loss on the sale have been reported separately as discontinued operations in the accompanying financial statements.

     Summarized results of operations for the subsidiary at June 30, 2001 consist of the following:

         Net Sales                                   $9,964,767
         Income from Discontinued Operations         $   72,533

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

The Auxer Group is a holding company that has formed a Telecommunications Group and established two (2) subsidiaries, CT Industries, Inc., a wholesale distributor of prepaid phone cards and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry. Additionally, Auxer owns an Automotive Group with two (2) active subsidiaries: The Harvey Westbury Corporation Inc., and Hardyston Distributors, Inc., doing business as The Mechanics Depot. Harvey Westbury assembles and packages automotive accessories under the name, Easy Test, sells engine treatment under the name, Formula 2000 Ultimate and sells waxes and polishes under the name, Garry's Royal Satin to the automotive, marine and aviation industries. Hardyston Distributors, Inc., doing business as The Mechanics Depot, is a specialty distributor of automotive parts and accessories to local mechanics, service stations and dealers.

Results of Operations for the Three Months Ended March 31, 2000 and 2001.

The Auxer Group had sales of $990,768 for the quarter ended June 30, 2001 as compared to sales of $515,378 for the quarter ended June 30, 2000. The increase in sales was attributed to the prepaid phone card sales. The Auxer Group had net losses of $613,570 for the quarter ended June 30, 2001 as compared to net losses of $481,082 for the quarter ended June 30, 2000. The increase in net losses was primarily attributed to the Auxer Telecom operation in Los Angeles, California, the sale of Clifton Telecard, Inc. and the development of the X-Factor product line.

The Auxer Group had general and administrative expenses of $651,097 for the quarter ended June 30, 2001 as compared to general and administrative expenses of $644,735 for the quarter ended June 30, 2000. The increase in these expenses was attributed to the additional general and administrative expenses related to the telecom group, which includes Auxer Telecom, Inc. and CT Industries, Inc. The Auxer Group had interest expenses of $15,282 for the quarter ended June 30, 2001 as compared to $5,667 for the quarter ended June 30, 2000. The increase in these expenses was due to the interest expense related to the convertible note financing in January 2001. A substantial part of our growth has been achieved through acquisition within the telecommunications industry. Given the acquisition and sale of Clifton Telecard, the results from operations from period to period are not necessarily comparable.

Our principle source of revenue has been the telecom group's prepaid phone Cards and Harvey Westbury's Easy Test Line. The telecom group markets and distributes branded prepaid phone cards produced by a variety of telecommunications long distance carriers and resellers, as well as private label proprietary prepaid phone cards produced for the Auxer Group by various long distance carriers and/or resellers.

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

Our subsidiary, Harvey Westbury signed a new credit facility agreement on July 11, 2000 with Merchant Financial Corporation and terminated its credit facility agreement with Finova Capital, formerly United Credit Corp. The new credit facility currently permits borrowings of up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit is basic interest on the daily unpaid cash balances outstanding during each month at a rate equal to the prime rate plus 5% per annum above the prime rate. The prime rate was effective June 28, 2001. The credit facility agreement requires a commitment fee of 1% of the maximum credit line per annum each anniversary date of the signing of the agreement, July 11, 2000. The agreements were completed with an understanding that the credit line would be increased to several million as needed. To date, the Auxer Group has not increased the line of credit. As of the first quarter 2001, The Auxer Group and Harvey Westbury Corp. currently are not in compliance with a covenant of the Merchant agreement which states that Harvey Westbury shall at all times maintain the tangible net worth shall be at least $500,000 at all times and The Auxer Group shall at all times maintain tangible net worth of at least $400,000. By not being in compliance with this covenant, Merchant Financial could terminate this agreement at any time and/or deny Harvey Westbury funding based on terms of the agreement. Harvey Westbury and Merchant Financial mutually agreed not to renew the agreement after July 11, 2001, and this could prevent Harvey Westbury from receiving adequate funding to properly operate and pay for product on a timely basis.

Our ability to achieve profitability will depend, in part, on our ability to successfully increase our revenue from our operating groups. We will require additional funding through external sources to achieve profitability. There is no assurance that we will be able to successfully raise the additional funding or increase its revenue in order to achieve profitability.

On November 28, 2000, the Auxer Group unveiled its twelve month strategy. First, the Auxer Group planeds to complete the transition of Clifton's traffic to Auxer Telecom over the next 60 days. Auxer Telecom was able to transfer all cards by the end of January 2001. The African Talk and Original phone cards remained with their original carriers due to cost. Second, the Auxer Group expecteds to enter into formal negotiations with at least one, and possibly two more acquisition candidates in the telecommunications industry, which it intends to complete in the first and second quarters of 2001. During the first and second quarters of 2001, the negotiations were postponed until the fall of 2001. Third, Auxer Group planed to invest in several beta test programs being developed by Auxer Telecom in the areas connected to broadband, virtual private networks, and ATM/prepaid phone card combinations. These plans were put on hold in the second quarter after management decided to restructure operations in Los Angeles. And lastly, the Auxer Group believes it will be properly developed and in position to apply for listing on the NASDAQ during the next fiscal year which is its final objective for the next coming year. While the end of the year has not arrived, management believes that this objective may be difficult to achieve by year end. The Auxer Group's vision in the coming year is to have Auxer on a sales pace of $180 Million per annum and assets under management in excess of $20 Million. While the end of the year has not arrived, management believes that this objective may be difficult to achieve by year end.

On April 14, 2001, the X-Factor debuted on NBC Sports in two thirty second commercials, which telecast during the European Le Mans Series from England's Donington Park circuit. The commercials were advertising the X-Factor Grand Prix Sonoma, a North American Series race to be held on July 22, 2001.

On May 16, 2001 the Auxer Group sold 100% of the stock of Clifton Telecard, Inc. to Kattosko Communications. For the consideration of the sale of shares, The Auxer Group received value and ownership of the current bank account, forgiveness of inter-company debts, a note payable in the amount of $100,000, and rights to all trademarks containing service by Auxer Telecom, Inc., with the exception of Original and African Voice. In addition, Mustafa Qattous resigned as President of Operations and terminated his employment contract. Under the terms of this termination, he retains the initial 1,000,000 shares of common stock received, but forfeits any remaining options and/or cash compensation outlined in his employment agreement.

The Auxer Group's decision to divest of Clifton Telecard was strategic in nature. After reviewing the first quarter of 2001's financial results, management believed that the growing sales of CT Industries, combined with its stronger gross profit margins demonstrated that the Telecom Group could afford to divest of Clifton Telecard and it would be in The Auxer Group's best interests. During the second and third quarters of 2001, management expects the impact of the sale of Clifton Telecard to be approximately $3.5 Million reduction in revenues during the second quarter of 2001 and approximately $5 to 7 Million dollar reduction in revenue during the third quarter of 2001. Clifton Telecard represented approximately 96 percent or $7 Million of The Auxer Group's revenue base during the first quarter of 2001. Management believes that under the terms of the agreement for sale of Clifton Telecard that CT Industries can achieve similar revenues during the fourth quarter of 2001. These projections are based on CT Industries current and potential client base and its plans to develop and introduce new products. Management expects the impact of the Clifton sale on expenses to be approximately $3.5 Million reduction in the second quarter of 2001 and a $5 to 7 Million reduction in the third quarter of 2001. Clifton Telecard represented approximately 97 percent or $6.9 Million of Auxer's cost of goods and approximately 15 percent or $281,000 of Auxer's general and administrative expenses. Management estimates the impact of the sale of Clfiton on the assets of Auxer to be a reduction of approximately $800,000 and on the liabilities of Auxer to be a reduction of approximately $2,000,000 based on the terms of the sale agreement and the forgiveness of intercompany debts.

On May 22, 2001 The Auxer Group announced revenues for the first quarter of 2001 of $7.4 Million, compared with revenues of $535,540 for the first quarter 2000. The increase in revenues was primarily attributed to the prepaid phone card business of CT Industries, Auxer Telecom and Clifton Telecard. The Auxer Group also reported losses of $1,957,333 for the first quarter 2001. These losses were primarily related to new product development, consulting, and one-time financing related expenses. The revenues reported were based on financial review conducted by The Auxer Group's auditors.

On June 12, 2001 The Auxer Group announced its decision to reduce overhead by restructuring several areas of its operation. Since June, The Auxer Group has reduced its staff in Los Angeles to five personnel and reduced its facility costs by relocating its staff. Additionally, CT Industries has implemented a direct sales and marketing approach in an effort to minimize its costs. Also, the Automotive Group has trimmed its operations and delivery staff in an effort to cover its overhead.

For the period ending December 31, 2000, we began accounting for our segmented information by groups due to the formation and acquisition related to the telecommunications industry. Effective since the 3rd quarter of 2000, we segment our information by automotive and telecom groups. The financial condition and results of operations for Auxer Telecom, Inc. began to be reflected in The Auxer Group's financial statements effective August 24, 2000. The financial condition and results of operations for Clifton Telecard, Inc. began to be reflected in The Auxer Group's financial statements effective September 22, 2000.

Sources of Liquidity
--------------------

The Company's subsidiary, Harvey Westbury had a credit facility agreement with Merchant Financial Corporation. The credit facility currently permits borrowings of up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit is basic interest on the daily-unpaid cash balances outstanding during each month at a rate equal to the prime rate plus 5% per annum above the prime rate of 9.5%. The credit facility agreement requires a commitment fee of 1% of the maximum credit line per annum on each anniversary date of the signing of the agreement, July 11, 2000. Harvey Westbury and Merchant mutually agreed not to renew the agreement after July 11, 2001. In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to the lesser of seventy percent (70%) (the "Discount Multiplier") of the Market Price and Seven and Seven-Tenths Cents ($0.077). In the event that the Registration Statement has not been declared effective by the SEC within one hundred and twenty (120) days after the Closing Date (the "Due Date"), then the Discount Multiplier shall decrease by two and one-half percent (2.5%) effective as of the Due Date to sixty-seven and one-half percent (67.5%) and shall further decrease by two and one-half percent (2.5%) for each thirty-day period occurring after the Due Date that the Registration Statement has not been declared effective by the SEC, to not less than fifty percent (50%). The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. The proceeds were primarily used for general corporate purposes.

For the six months ended June 30, 2001, the Company paid for operations by raising $423,249 through common stock issuance and debt borrowings after payments to short term debts. The Company had Notes Payable to shareholders of $76,951, had other notes payable of $540,131, and notes payable convertible debt of $911,685 on June 30, 2001. The Company had loans outstanding against its credit line of $81,867 under a security agreement with Merchant Financial Corporation to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Merchant Financial Corporation agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. The Company issued common stock of $933,100 to provide for services rendered and consulting requirements.

In comparison for the six months ended June 30, 2000, the Company paid for operations by raising $420,550 through common stock issuance and debt borrowing after payment to short term debts. The Company had Other Notes Payable of $84,278 on June 30, 2000. The Company had loans outstanding against its credit line of $64,203 under a security agreement with Finova Capital to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Finova agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. The Company issued common stock of $589,313 to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended June 30, 2000.

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

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information.

On May 16, 2001, we sold all of the issued and outstanding shares of Clifton Telecard, Inc., our wholly owned subsidiary to Kattosko Communications, Inc. ("Kattosko"). Kattosko's sole shareholder is Mohd Qattous, the father of Mustafa Qattous, the former President of Operations of Clifton Telecard, Inc. A Form 8-K describing the transaction in detail filed on May 31, 2001.

Item 6. Exhibits and Reports of Form 8-K.

On May 31, 2001, a Form 8-K was filed regarding the sale of the issued and outstanding shares of Clifton Telecard, Inc. On July 25, 2001, we filed an amended Form 8-K regarding this transaction to include the required financial information pursuant to SEC rules and regulations. See Item 5 above for details.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE AUXER GROUP, INC.
                              (Registrant)

Date: August 14, 2001        /s/Eugene Chiaramonte, Jr.
                            ---------------------------
                                Eugene Chiaramonte, Jr.
                                President, Chief Executive
                                Officer and Director