Form 10KSB/A
period 2000-12-31
AUXER GROUP INC
filed 2001-11-13
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 8, 2001, was: $1,278,645 (based on a stock price of $.01).

Number of shares of the registrant's common stock outstanding as of November 8, 2001 is: 131,475,066

Number of shares of the registrant's preferred stock outstanding as of November 8, 2001 is: 2,750,000.

Transfer Agent as of December 31, 2000:

                          Interstate Transfer Agent
                          874 E. 5900 South, Suite 101
                          Salt Lake City, Utah 84107

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                    Business

The Auxer Group, Inc. was incorporated in Idaho on June 24, 1920 under the name "The Auxer Gold Mines, Inc." The Auxer Group's original business was mining. Auxer's life was changed from a life of 50 years to a term of existence of perpetuity on August 27, 1960. In 1972 the mining assets were transferred to Idora Silver Mines, Inc. and Auxer maintained a dormant status for a majority of the 1970's and 1980's.

Effective May 2, 1994, we began trading on the OTC Bulletin Board under the symbol AUXI. On April 18,1995, Auxer acquired all of the issued and outstanding shares of CT Industries, which became our wholly owned subsidiary and issued 4,000,000 shares of our common stock to shareholders of CT Industries. CT's assets included the distribution rights to an oil treatment formulation, called Formula 2000. At such time, Auxer moved its offices to Ridgewood, New Jersey. Auxer continued to develop the engine treatment and test market the product it acquired from CT Industries through infomercials and by sponsoring regional races.

In 1996, Auxer established Wayne, New Jersey as its principal place of business and acquired the issued and outstanding shares of two companies. On February 8, 1996, it acquired Universal Filtration Industries, Inc. a company that manufactured and delivered products for dry cleaners. Auxer issued 1,500,000 of its shares of common stock to Universal Filtration shareholders for all the outstanding shares of Universal Filtration. 500,000 of the 1,500,000 shares were issued and delivery was contingent upon meeting various performance objectives. On March 24, 1999, our board of directors approved closing down Universal Filtrations operating account. Currently, Universal Filtration is dormant with no operating activity. Universal Filtration is no longer an active subsidiary. No products are currently being developed or marketed.

On October 25, 1996, Auxer acquired Harvey Westbury Corporation, Inc. a light manufacturer and wholesaler of aftermarket automotive products. Auxer issued 170,000 shares of its common stock to Harvey Westbury shareholders for all outstanding shares of Harvey Westbury Corp. Consideration value was based upon the market value of Auxer's securities at the time of the acquisition.

In August 1997, shareholders of Auxer voted to exchange their shares on a one for one basis for shares in The Auxer Group, Inc., the new Delaware corporation. The Auxer Group, was incorporated in the State of Delaware on August 11, 1997 and was authorized to issue 25,000,000 shares at $.001 par value. Of those shares, 20,000,000 shares were common stock, while the remaining 5,000,000 shares were preferred stock. On September 22 1997, the Auxer Group filed an amendment to its articles of incorporation whereby it increased its authorized shares to 75,000,000. Of those shares, 50,000,000 shares are preferred stock. In August 1997, Auxer merged into the Auxer Group. Effective on or about August 7, 1997, the Auxer Group began trading on the OTC Electronic Bulletin Board under the symbol AXGI. In June 1998, the Auxer Group divested itself of its software business for the amount of the investment, $353,000, which was received in the form of a promissory note. As of September 30, 1999, the Auxer Group determined the collectability of the promissory note was doubtful and wrote it off.

On March 19, 1999 the Auxer Group amended its articles of incorporation to increase the number of shares the Auxer Group had authority to issue to 175,000,000 shares. Of such shares, 150,000,000 shares are common stock, while the remaining 25,000,000 shares are preferred stock.

On April 22, 1999, the Auxer Group purchased automotive parts inventory from Ernest DeSaye, Jr., employed Mr. DeSaye and placed these assets in Hardyston Distributors, Inc., one of the Auxer Group's wholly owned subsidiaries. Hardyston was incorporated in New Jersey on April 22, 1999. The Auxer Group issued 836,700 shares of its common stock plus $15,000 cash for the purchase of the automotive parts inventory to Ernest DeSaye, Jr.

Effective September 4, 1999, the Auxer Group began trading on the National Quotation Service Pink Sheets because it did not comply with the OTC Bulletin Board Eligibility Rule.

Effective June 6, 2000, Auxer complied with the OTC Bulletin Board Eligibility Rule and it began trading on the OTC Bulletin Board.

On July 12, 2000 the Auxer Group's board of directors approved the formation of a telecommunication group for the purpose of acquiring and/or investing in Telecommunications companies and/or related technology.

In July 2000, the Auxer Group signed two letters of intent. One letter of intent was with Sponge Technologies to acquire assets of a switch operation. The other was with Clifton Telecard Alliance, a northeast United States distributor of prepaid phone cards, to acquire its assets.

In August 2000, shareholders of Auxer voted to amend its articles of incorporation to increase its authorized number of shares of common stock to 1,000,000,000.

Auxer Telecom Inc. was incorporated on August 7, 2000 in Delaware. The Auxer Group acquired 2 telecommunications excel switching platforms, which is a series of equipment that enables companies to track and bill telecommunications traffic. These assets were placed into Auxer Telecom Inc. on August 24, 2000. Auxer Telecom Inc. is one of the Auxer Group's wholly owned subsidiaries. In August 2000, the Auxer Group added two members to the Auxer Telecom team: Samir Khalaf and Richard Lydiate. Mr. Khalaf is a special consultant in telecommunications, financing, acquisitions and international business. Richard Lydiate was responsible for the transition and overseeing of the switch operations group in Los Angeles, California. Mr. Lydiate also assembled a management team with experience in telecommunications sales & marketing, engineering, switch operations and customer services.

On September 21, 2000, the Auxer Group purchased the assets of Clifton Telecard Alliance, Inc., employed Mustafa Qattous and placed these assets in Clifton Telecard, Inc., one of the Auxer Group's wholly owned subsidiaries. Clifton

Telecard, Inc. was incorporated in Delaware on August 7, 2000. The Auxer Group issued 2,000,000 of its common stock plus $500,000 in cash and $200,000 in promissory notes to the shareholders of Clifton Telecard Alliance, Inc.

Financial conditions and results of operation for the acquisitions of the telecommunications excel switching platforms and Clifton Telecard Alliance are reflected as of the dates disclosed above.

On March 9, 2001 CT Industries, Inc.'s Board of Directors approved the expansion of its business focus to include telecommunications related business.

On May 16, 2001, The Auxer Group sold 100% of the stock of Clifton Telecard,
Inc.

The following sets forth the valuation of the above-referenced acquisitions based on the value per share:

Acquisition                   Price Per Share       Less than Fair
                                                    Market Value
(i)Universal Filtration            $.05                No
(ii) Harvey Westbury               $.50                No
(iii) Hardyston Distributors     $.1075                No
(iv) CT Industries                $.001                No
(v)  Auxer Telecom Inc.            $N/A                No
(vi) Clifton Telecom Inc.         $.081                No

Our auditors have stated in their opinion that there is substantial doubt regarding our ability to continue as a going concern. We were a development stage company with limited revenues, a history of significant losses and a substantial accumulated deficit. Subsequent to December 31, 1997, the Auxer Group's primary attention turned to routine on-going activities and ceased to be a development stage company.

Neither the Auxer Group nor any of its subsidiaries has filed any petition for bankruptcy and is not aware of any actions related to bankruptcy. Furthermore, there are no known personnel of the Auxer Group who currently have any petitions filed under the Bankruptcy Act or under any state insolvency laws.

The Auxer Group has formed 2 groups with focuses on telecommunications and automotive industries.

The Auxer Group is a holding company that has a Telecommunications Group that consists of two active subsidiaries, CT Industries, a wholesale distributor of prepaid phone cards, and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry. The telecommunication group accounted for 84.4% of the revenue in 2000 and 10.5% of revenue in 2000 on a proforma basis less Clifton Telecard Alliance.

Additionally, Auxer owns an automotive group with 2 active subsidiaries:
The Harvey Westbury Corporation Inc. and Hardyston Distributors, Inc. Harvey Westbury assembles and packages automotive accessories under the name, easy test, sells engine treatment under the name Formula 2000 Ultimate, and sells waxes and polishes under the name Garry's Royal Satin to the automotive, marine, and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations, and dealers.

The automotive group accounted for 15.6% of revenue in 2000 and 89.5% of revenue in 2000 on a proforma basis less Clifton Telecard Alliance.

The Telecommunication Group

Industry Overview

The Auxer Group believes prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. The Auxer Group believes prepaid phone cards were introduced into the North American marketplace by small long distance consolidators and resellers, which purchase a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses and resell those minutes to their established customer base. The Auxer Group believes prepaid phone cards were originally introduced to meet very specific telephony applications, and oriented towards the credit challenged components of the marketplace. The Auxer Group believes prepaid services have evolved into a widely accepted solution by both businesses and consumers.

Prepaid phone cards are an alternative to coin-operated calling, collect calling, operator assisted calls and standard credit calling cards. Unlike credit calling cards, which provide virtually unlimited credit and impose surcharges on long distance services, prepaid phone cards are paid for in advance and provide finite amounts of calling time. Shaped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face denotes the denomination of the card. The back of the cards contains a scratch-off surface covering the card number and personal identification number PIN.

Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll- free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per- minute charges for the call are automatically decremented from the prepaid account corresponding to the PIN as the call progresses. Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores and discount stores. While prepaid phone card products are also sold through vending machines and, more recently, over Internet websites, the vast majority of phone card sales are still made through retail outlets.

The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. As, a wholesale distributor to these retail outlets, CT Industries which purchases large quantities of prepaid phone cards from a long distance carrier or reseller, and sells the cards in smaller quantities, together with cards from other carriers, to the independent distributor for ultimate distribution to the retail outlet. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used. For example, CT Industries may sell a phone card with a face value ( a value at which the end user would pruchase at the retail outlet) of $10 to a local distributor at a discount to the face value such as $7.50. The local distributor would in turn sell the same card to a retail outlet at a lesser discount to the face value such as $8.50 which in turn, would sell the card to an end user at face value, $10.

The Auxer Group believed entering the telecom industry in 2000 would be a good strategy as management believed the prepaid industry was a market that represented an opportunity to increase the Auxer Group's revenue. In 2000 management was introduced to opportunities to acquire distribution and telecommunications equipment.

Review Of Products

The telecom group has two subsidiaries selling telecommunication services and products, Auxer Telecom and CT Industries. Clifton Telecard, which was sold on May 16, 2001 distributed prepaid phone cards and represented 100% of the telecommunication group revenues during the year ending December 31, 2000 and Auxer Telecom represented 100% of the telecom group's revenue on a proforma basis less Clifton Telecard during the year ending December 31, 2000.

Prepaid Phone Cards Wholesale Distribution Operation

CT Industries, Inc.'s board of directors expanded its business focus in March 2001 to include telecommunications related business. CT Industries is now a wholesale distributor of prepaid phone cards. Generally, each type of prepaid phone card is available in $5, $10 and $20 denominations. With the exception of the private label phone cards, which CT Industries prints and activates itself, CT Industries purchases pre-printed, pre-activated phone cards from each of the applicable telecommunications resellers or carriers and distributes the cards through its network of independent distributors. CT Industries is in the process of developing the X-Factor product line, which may contain feature products, such as The X Cell Phone and the X Calling Card, the later of which is already being distributed nationally. Additionally, CT Industries is attempting to gain distribution in all 50 states as soon as possible. As of August 2001, CT Industries currently had sold to distributors in 19 states. CT Industries is an independent company unrelated to Clifton Telecard, which was formerly owned by the Auxer Group and sold on May 16, 2001. The two companies continue to have a vendor/client relationship. The two companies don't have any agreements outlining this relationship. CT Industries handles walk-in customers in the West Paterson, NJ area and will also provide warehouse space to handle inventory.

Switching Operations

Auxer Telecom is a reseller of telecommunication services, which consists of buying volume time and breaking it up into smaller units for resale, provided through a switching facility or the locations where the switching equipment is stored. Auxer Telecom's systems are located in Los Angeles, California. The switching operation provides a connection between the inbound traffic or phone card end-users and the outbound carriers, such as Educational Communication Systems (ECS) and Trans National Communications International (TNCI). Outbound carriers are telecommunications companies or providers with their own switching operations and/or communication or telephone lines between various destinations. Inbound traffic describes the person using the phonecard to make a telephone call. When a customer uses the card, the customer calls Auxer Telecom's switching equipment by way of an 800 access number; thus representing the inbound traffic. The switching equipment is engineered to select the most cost effective outbound carrier based on the inbound phone card users desired destination. Revenues for the switching operation are generated by selling phone cards to wholesale distributors such as CT Industries at discount prices off the face value of the card as discussed above. Wholesale distributor's such as CT Industries, in turn, distribute the phonecards to local distributors and retail outlets where end-users purchase the card for retail use. Auxer Telecom provides the connection, customer service, engineering and networking services to the end-user of the phonecard. Phonecard retail customers purchase the card from retailers who purchase the card from distributors such as CT Industries. Currently Auxer Telecom does not have any specific products under its name, but plans to provide this service to wholesale card distributors.

Marketing

CT Industries' retail customers can use the prepaid phone cards it distributes at any touch tone telephone by dialing an access number, followed by a PIN, or personal identification number, assigned to each card and the telephone number the customer seeks to reach. The carrier's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call.

CT Industries focus has been on distribution in ethnic markets in the U.S. that generate high levels of international traffic to specific countries. Recent immigrants and members of ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home.

CT Industries has independent wholesalers and retailers throughout the New York, New Jersey and Connecticut area as well as domestically throughout the United States and is continually seeking to add distributors in other areas.

Auxer Telecom is not currently marketing its services to other wholesale distributors.

Source And Supply

CT Industries' arrangements with subcontractors and/or suppliers consists of both purchase orders for phonecards which is either prepaid or on credit, and purchasing time used to access network resources which is prepaid. The orders have no guarantees of supply and are based on demand and availability of resources and product; therefore, CT Industries may be at risk due to its inability to obtain products from its suppliers in a timely fashion. The risk is minimal since these products are easily accessible and several sources exist. CT Industries purchases these products and/or access time from several suppliers to include Auxer Telecom, Access International, Qwest Communications, 9278 Communications, Blackstone Communications, Axiom Communications, IDT Communications, and Telestar.

Auxer Telecom's arrangements with subcontractors and/or suppliers consists of purchasing time used to access network resources which is prepaid. The arrangements have no guarantees of supply and are based on demand and availability of resources; therefore, Auxer Telecom may be at risk due to its inability to obtain use of access time from its carriers in a timely fashion. The risk is minimal since access time from it suppliers is easily accessible and several sources exist. Auxer Telecom purchases access time from telecommunications suppliers to include Trans National Communications International, Educational Communications Systems, ComLink, LinkNet, and World Exchange.

Competition

The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. There are several large and numerous small competitors in the industry, and the Auxer Group's telecom group expects to face continuing competition based on price and service offerings from existing competitors and new market entrants. The principal competitive factors in the market include price, quality of service, geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services.

CT Industries' competitors include:

* Other distributors and switching operations of prepaid products, such as Union Telecard Alliance and 9278 Communications;


* Telecommunications companies that produce their own prepaid products, such as IDT Communcations and PT-1 Communications; and

Auxer Telecom's competitors include other carriers and telecommunications companies such as:

*        AT&T, MCI/Worldcom and Total-Tel USA

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, our competitors may be able to adopt more aggressive pricing policies, which could hinder our growth.

Major Customers


CT Industries is a wholesale distributor of prepaid calling cards. CT Industries has no clients that represent 20% or more of CT Industries total revenue. CT Industries currently maintains an active client list of over 100 local distributors and retailers such as Universal Telecom, The Bargain Place and Triad Communications.



Auxer Telecom resells communication time primarily to wholesale distributors in the United States. CT Industries represents approximately 90% of Auxer Telecom's traffic.


Points Of Operation

CT Industries, Inc. and Auxer Telecom Inc. both maintain their headquarters and administrative operations in West Paterson, New Jersey. CT Industries maintains its main sales offices in West Paterson, New Jersey and Los Angeles, California. Auxer Telecom maintains its customer service and engineering operations in Los Angeles, California. Auxer Telecom houses its switch equipment in Los Angeles, California.

Government Regulation

The telecommunications industry is regulated by the federal and state governments of the United States. Federal laws and regulations created by the Federal Communications Commission apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their countries.

However, as of the date of this report, we do not require any government approvals to manufacture, distribute and/or market prepaid phone cards.

Intellectual Property

Neither CT Industries or Auxer Telecom own any material property in the form of patents.

Auxer Telecom owns the right to the telecommunications billing software. of Auxer Telecom, Inc. Additionally, CT Industries, Inc. has 9 private label cards under the following trademarks: One Cent America, Jerusalem/Middle East,Kamustahan Philippines, Brazil Campeao, El Sol Mexicano, New Jersey Para Todos, Que Viva Mexico, and Humsafar.

The Automotive Group
Industry Overview

The following is an overview of the competition:

(1) FIRST BRANDS located in Danbury, Connecticut. This public company is listed on the New York Stock Exchange under the symbol FBR. It sells car care products consisting of waxes and polishes representing 30-50% of the market. Its principal brand name is STP, which is an automotive additive. The brand name for which it markets its wax is known as Simoniz. The product has been in existence since the mid 1900's and is traditionally packaged in a yellow metal container to include various sizes.

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

Minnesota, Mining and Manufacturing, also known as 3M located in St. Paul,
Minnesota: This public company listed on the New York Stock Exchange symbol MMM, is a major leader in several industries including the automotive and marine industries. 3M's strength is its brand name recognition. Other Competition:

Other major competitors in the wax and polish industry include BLUE CORAL, recently acquired by Quaker State and StarBrite Distributors, Inc. located in Florida. Another popular brand name called MOTHER'S located in Huntington Beach, California has recently introduced a complete car care product line to compliment its wax items.

It Silicone and T-Bolt Rust Penetrant: While dozens of competitors market a silicone spray, most notably Gunk and Prestone, others market a multipurpose lubricator such as WD- 40 and Liquid Wrench.

Formula 2000 Ultimate Product Line: The Engine Treatment and Oil Additive market is part of the Automotive Aftermarket Parts & Accessories Industry and the Auxer Group categorizes within the chemical products group.

Currently, the distribution of engine treatment follows the traditional paths within the Aftermarket industry to include traditional wholesale distribution to automotive retail chains or classical 3 tier, major retail chains or two tier and direct telemarketing and infomercial settings.

The high-end brand names, where Formula 2000 Ultimate intends to be associated, are products such as Slick 50, Duralube, MotorUp, and Prolong, which dominate the retail shelves.

The mid-range products consist of non-brand name products and private label such as TM8, Tech2000, made for Wal-Mart, and Lubricator2001 made by Turtlewax. Typically, these products include PTFE, a non-stick chemical, and low end oil additives packages. The low- end products consist of additional private label brands and STP's brand of oil additives. Typically, these products consist only of low-end packages which include cleaners and low grade oil alternatives.

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

Slick50's initial engine treatment product was primarily a quality motor oil and PTFE, a non-stick chemical, sometimes better recognized as DuPont's Teflon. Additionally, Blue Coral has introduced a full line of additives and gas treatments as well as semi-synthetic and full synthetic engine treatments.

Prolong: This company is private and is located in California. Prolong can be found in the West region of the United States. The company has not changed its format from a single showcase product, although the company has a full line of additive products.

Prolong and DuraLube are typically not offered together; but either Prolong or DuraLube are sold with Slick50.

DuraLube: This company is private and located in Eden, New York. DuraLube is most noted for introduction of the chlorine-based treatments. DuraLube contends its product is no longer chlorine- based. DuraLube offers a full line of additives and treatments.

MotorUp: MotorUp is private and represents a small share of the market at 1% to 3% . MotorUp is located in Philadelphia. Additionally, this company popularized the 15 oz. bottle, satisfaction guaranteed and A No Oil Change product. MotorUp has a full line of additives including simple quality oil mixed with a strong additive package. Currently, MotorUp is moving away from infomercials and establishing distributors and retailers. The product can be found in some of the less prominent retailers on special isle shelving.

Other Competition:

The Auxer Group's other competition is comprised of many mid-tier companies that offer engine treatments as part of their additive product lines or private label vendors.

Several mid-tier products tend to have some brand name recognition and include Lubricator 2001, a Turtlewax product, TM8, Tech2000 a Wal-Mart Private Label, R-2000 a Bilsteinproduct, Marvel Mystery Oil, and Tufoil.

Another indirect competitor to the engine treatment market is the recently growing synthetic motor oils. Mobile introduced the Mobile One technology, and has recently introduced TMP technology. Today, Mobile synthetic motor oil technology nearly parallels Formula 2000 Ultimate's synthetic technology.

EasyTest Product Line:

Antifreeze & Battery Testers: The tester market primarily consists of a DIY, or do it yourselfer client base. The distribution chain from manufacturer to end-user, or consumer, generally follows a traditional route. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells product to the Jobber, or reseller, and/or retailer. The consumer can then purchase from the retailer to complete the chain. The typical third level outlets are made up of automotive retailers, service stations, convenience stores, grocery stores, etc.

Harvey Westbury Corp. is a manufacturer in the United States of these tester items. Since the Easy-Test line offers several other products, Harvey Westbury Corp. also acts as its own distributor.

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

The automotive air conditioning accessories market primarily consists of Jobbers, or reseller, and Do It Yourselfers. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells product to the Jobber, or reseller, and/or retailer. The consumer can then purchase from the retailer to complete the chain. The following is an overview of the competition:

AEROQUIP CORP. - located in Maumee, Ohio.
This private company is headquartered in Ohio. The company specializes in a variety of markets including Hose, Fittings, and Coupling manufacturing; Heating and Cooling parts & Accessories manufacturing; Automotive and Aviation parts manufacturing; Plastic Products and Plastic Extruders manufacturing; and Mold Making. It is also important to note that the products sold from this company mainly support the Jobber, or reseller, clientele.

WATSCO COMPONENTS, INC. - located in Hialeah, Florida.
This public company listed on the New York Stock Exchange under the symbol WSO, retrofits refrigerant access valves, vacuum pumps, refrigerant recovery machines & filters.

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

Crankcase Drain Plug Series - oil drain plugs: The other vendors currently known to manufacture this product are Difco, Inc. and Cargo, Inc. Fleet Drain Plug
Series:

The markets for this product are companies with maintenance sections who perform regular maintenance requirements on fleet operations, trucking outlets and repair centers. There is only one other known distributor, IAS, in the United States.

Carbon Monoxide Testers:
Market & Competition:
Carbon Monoxide is a colorless, odorless, poisonous gas byproduct of burning oils and other fuels. It can be quickly absorbed by the body and cause such symptoms as headache, dizziness, irritability, and nausea. Higher concentrations of the gas are lethal. The distribution chain from manufacturer to end-user, or consumer, generally follows a traditional route. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells the product to the Jobber, or reseller, and/or retailer. The consumer can then purchase from the retailer to complete the chain. The common retail sources for these particular items are the major Discount Chains such as Kmart and Home Depot.

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

Review Of Products

The automotive group currently has two subsidiaries selling automotive products. Hardyston Distributors distributes a variety of automotive hard parts, which represents 100% of its sales, and currently representing approximately 41.1% of the Automotive Group's revenue during the year ending December 31, 2000. The Harvey Westbury product lines, which include the products under the names Easy Test and Garry's Royal Satin, represent the Automotive Group's other revenue of approximately 58.9%.

Garry's Royal Satin Products:
Royal Satin Supreme: The product was designed with the intent to provide an even longer lasting shine and better durability than King's Ransom for clear-coat finishes.

Garry's Interior Car Care Products: Harvey Westbury Corp.'s products in this category are a carpet cleaner, waterproofing spray, leather cleaner and plastic and fiberglass cleaner. The products are currently packaged in spray tops, however new packaging options are being reviewed.

Cream Paste Cleaner Wax: The product is used by detailing professionals. Its blend of waxes and cleaner offers a one-step cleaning and waxing option or can be applied after a compound in detailing practices.

Heavy Duty Rubbing Compound: This product is intended to complement to Harvey Westbury Corp.'s cleaner wax for difficult oxidation problems that are too difficult for normal oxidation.

Finishing Polish: The product offers the detailer an extra layer of protection that is intended to get them through an entire season. Cleaner waxes on the market typically fall short of performing more than 4 months. This polish and protector is intended to give the boating enthusiast extra months of added shine and protection from oxidation.

It Silicone and T-Bolt Rust Penetrant: Harvey Westbury markets a silicone and multipurpose lubricant under the brand name It and T- Bolt.

Formula 2000 Ultimate Product Line: Harvey Westbury markets a synthetic lubrication product designed for engines and transmission lubrication enhancement. In 1997, Harvey Westbury Corp. created a new formula and now markets this formula under the name "Formula 2000 Ultimate."

EasyTest Product Line:
The Easy Test product series was founded by Harvey Westbury. The products consist of 3 types of antifreeze and battery testers, a carbon monoxide tester, and drain plug series. Additionally, the air conditioning line is trademarked under Easy Test as well as the Hatchback solar powered rechargeable light and other accessory products.

Antifreeze & Battery Testers: The Harvey Westbury tester products are manufactured at the its facilities in Farmingdale, NY. The main products are anti-freeze and battery testers, which come in three different sizes. The first type is a five-ball tester that consists of a four-inch glass catheter, assembled together with a vinyl squeeze bulb and dispensing tail. The working components in these items are five specific gravity balls that float at different concentrated levels of the solution being tested. The solution for the anti- freeze test involves a water to anti-freeze mix, while the battery test involves a water to acid mix. Once the items are manufactured and assembled, they are then packaged for retail distribution using Harvey Westbury's in-house machinery and equipment. The same concept applies to the other two size types, which are much larger and resemble a French horn and turkey-baster in their respective shapes. Most items are sold under their registered trademark Easy-Test7, however, Harvey Westbury Corp. also maintains several private label contracts within the industry.

Mobile Air Conditioning Accessories: Harvey Westbury markets all of its air-conditioning accessory items under the brand name Easy-Test. The product line is mainly comprised of retrofit kits, recharge kits, charging hose, fittings, manifold gauges, leak detector kits, thermometers, and protective goggles. Additionally, the accessory items are designed to service all R-12, also known as CFC-12 or Freon, and R134a, also known as HFC- 134a, automotive systems.

Crankcase Drain Plug Series - oil drain plugs: Two series of crank case drain plugs are currently packaged by Harvey Westbury Corp.. The group actively markets the CDP series which is a strong rubber plug complete with an inserting tool. The product is marketed to the do it yourself market and the quick oil change chains. The product is purchased in single or six pack blister pack options. The second series is a metal screw in product. The product is self-tapping.

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

Depending on the surrounding climate, these detectors can last up to a full year. Harvey Westbury offers two types of testers based on their levels of detection sensitivity. Since carbon monoxide is measured in Part Per Millions, one tester will react to carbon monoxide dosages of 50ppm and the other will react at 100ppm.

Fleet Drain Plug Series: The Fleet drain plug series is an imported product. The product is generally designed for large construction and farm equipment as well as RVs. The product comes as a kit. The product allows the user to insert a drain tube by screwing onto a permanent attachment to vehicles.

Marketing

Harvey Westbury Corp.'s web sites, which were introduced in 1999, are designed to assist in marketing and sales lead generation. Due to the introduction of the web sites, Harvey Westbury's Formula 2000 Ultimate, Easy Test, and Garry's product lines have received requests for information on distribution both domestically and internationally.

Harvey Westbury Corp. is engaged in business in several markets. Harvey Westbury is conducting business with automotive retailers and distributors as well as marine retailers and distributors. Harvey Westbury's revenues are less then 20% with any individual customer. While the Harvey Westbury is not engaged in any formal contracts with identified volumes, it has arrangements to private label for Warren Distribution for Polar products and CarQuest Inc. for CarQuest products. Harvey Westbury's products are packaged under several other unknown brand names since the products are sold in bulk and packaged by other companies.

The Auxer Group's subsidiary, Harvey Westbury has entered into several licensing agreements with third party distribution companies to private label products. In August 1998 Harvey Westbury entered into a licensing agreement with Warren Distribution to use the trademark Polar on its Easy Test Anti-freeze and Battery Tester products, to be distributed through Warren Distribution. In October 1998, Harvey Westbury entered into a licensing agreement with CARQUEST, Inc. to use the trademark CARQUEST on its Easy Test Anti-freeze and Battery Tester products, to be distributed internationally throughout CARQUEST's network of warehouse distributors and retail outlets. As part of the agreement, Harvey Westbury is required to maintain a minimum of $1 Million in product liability insurance. Harvey Westbury is compliant with the term of this agreement. Additionally, the agreement can be terminated at any time, with thirty days notice. On October 30, 2000, Harvey Westbury completed a Joint Venture agreement with United Suppliers of America, Inc. United Suppliers of America Inc.'s trademarked product is Autofrost. Harvey Westbury plans to produce Easy Test Autofrost Air Conditioning Kits with Autofrost, an alternative refrigerant to CFC-12. Autofrost is a brand name for alternative refrigerants, EPA accepted, 94% less Ozone depleting than CFC-12, and 89% less global warming than CFC-12, based on information released by United Suppliers of America. Under the terms of the agreement, Harvey Westbury plans to develop, market and distribute a series of air conditioning kits under the name of Easy Test Autofrost. Harvey Westbury plans to promote, market, sell and package the product. Autofrost plans to supply the alternative refrigerant.

Harvey Westbury: The Company is currently employing the strategies outlined below:

Garry's Royal Satin Product Line: Garry's Royal Satin Marine Products: In 2001, Harvey Westbury intends to continue focus on its sales and distribution efforts for its marine products in the Northeast and Southeast region of the United States. Harvey Westbury intends to promote Garry's Royal Satin Marine products through local and regional magazine advertisements, discounted sales promotions, and distribution of samples, and promotions at industry tradeshows.

It Silicone and T-Bolt Rust Penetrant: Harvey Westbury sells limited quantities, representing less than 1% of total revenues of these products. No current marketing programs are in place. Formula 2000 Ultimate Product Line: Harvey Westbury sells limited quantities, representing less than 1% of total revenues of these products. No current marketing programs are in place.

Easy Test Product Line: Antifreeze & Battery Testers: Harvey Westbury plans to maintain an aggressive pricing format for this commodity item and to continue to offer discounts to old clients for returning. Management continues to pursue lower cost manufacturing opportunities in order to remain a low cost supplier of these testers. Management intends to become a volume importer of inexpensive testers and accessories. With Harvey Westbury's in-house packaging capabilities, Harvey Westbury intends to pursue more private labeling arrangements. Harvey Westbury intends grow its other Easy-Test products through its current tester client base.

Mobile Air Conditioning Accessories: Harvey Westbury plans to distribute the line of AC accessories and chemicals with a new catalog. Harvey Westbury intends to be a low cost supplier of these accessory products.

Crankcase Drain Plug Series - oil drain plugs: Harvey Westbury intends to market this product to its current tester client base. Harvey Westbury intends to be a low cost supplier of these accessory products.

Carbon Monoxide Testers: Harvey Westbury intends to focus on maintaining its current client base and to identify new clients with similar profiles. Management believes it can market this product to the small aircraft aviation industry where Garry's Royal Satin has a small client base.

Fleet Drain Plug Series: Harvey Westbury intends to reintroduce the product to the client base as well as identify similar profile prospects through mailing campaigns.

Sources And Suppliers

The Automotive Group currently has no contracts or arrangements with subcontractors and/or suppliers. Therefore, the Automotive Group may be at risk due to its inability to obtain products from its manufacturers in a timely fashion. The risk is minimal since the raw materials for all of the Company's current products are easily accessible and several sources exist.

Harvey Westbury's Easy Test Anti-freeze and Battery Testers. The 501 series testers are assembled and packaged in West Paterson, New Jersey facility. The 701 and 901 series testers are assembled by the supplier and packaged in Harvey Westbury's West Paterson, New Jersey facility. Harvey Westbury's Easy Test Mobile Air Conditioning Accessories are assembled by the supplier and packaged in Harvey Westbury's West Paterson, New Jersey facility. The Harvey Westbury does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The Auxer Group's subsidiary, Harvey Westbury sells automobile accessories under the name East Test, which is a registered trademark, number 942648 registered on Sept. 12, 1972 and renewed in 1993.

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

Formula 2000 Ultimate products are manufactured and packaged by third-party chemical manufacturers in New York. Harvey Westbury does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. Auxer created the formula for these products which is currently marketed under the "Formula 2000 Ultimate" name which is marketed and sold by Harvey Westbury. The name Formula 2000 Ultimate is not a registered trademark.

Hardyston Distributors purchases automotive parts from several local distributors in Northern New Jersey. Products are manufactured and packaged by the supplier or manufacturer. Hardyston Distributors does not have any contractual agreements or licensing arrangements with its suppliers for these products. Hardyston Distributors purchases automotive parts for resale.

Harvey Westbury's Easy Test Testers and Accessories are imported from the following suppliers in Taiwan and China: Pan Taiwan Enterprises, Co., Ltd, Yen Jen, Three-In-One Enterprises and DHC. In Addition, another supplier is ATS, based in the United States. The 501 series testers are assembled in Harvey Westbury's West Paterson, New Jersey facility. Harvey Westbury's Easy Test Mobile Air Conditioning Accessories are imported from such suppliers as Yen Jen and Pan Taiwan Enterprises, Co., Ltd. in Taiwan; Aerosol based in Kansas, TCC based in Texas; DuPont based in Wilmington, Delaware, Environmental Material Corp. based on New Jersey and Allied Signal based in New Jersey. Some products are manufactured at the Harvey Westbury Farmingdale, NY facility. Harvey Westbury's Garry's Royal Satin and Formula 2000 Ultimate products are manufactured and supplied by John Prior, Inc. and Innovative Chemical both based in New York; CRC based on Pennsylvania; Penray based on Illinois; and Bernard Laboratories based in Ohio. Hardyston Distributors purchases automotive parts from several local distributors in Northern New Jersey including B&B Auto Parts and Allendale Automotive Enterprises.

We have a market position of less than 5% for any of our products.

Garry's Royal Satin Product Line for Automotive, Marine & Aviation: The Wax and Polish market is mainly comprised of waxes, polishes, and Protectants. The care products industry is comprised of multiple types of products and brand names. Any area or component of one vehicle has a particular product made to clean and/or protect it. The products, mechanically, generally come in either aerosol cans or plastic spray bottles with a typical range to include lubricants, cleaners, sealants, adhesives, and protectants. In addition to the Automotive Industry, Harvey Westbury is also involved in the Marine Waxes and Polishes industry.

The wax market primarily consists of what Harvey Westbury terms Do It Yourselfer client base. The distribution chain from manufacturer to end-user or consumer generally follows a traditional route. It's a three level process that starts with the manufacturer wholesaler who sells to the distributor who, in turn, sells product to the Jobber, or reseller, and/or retailer. The consumer can then purchase from the retailer to complete the chain. Major retailers command a larger influence in the industry by being their own distributors. This push has started to shift the distribution chain towards a two step process, which entails the wholesaler selling direct to the retailer. Under this method, the retailer can now handle more volume than the distributor, in most cases, and is able to demand lower purchase levels. Electronic Data Inquiry systems are also becoming more accepted by major retailers. These systems make it easier to order directly from the manufacturer.

Harvey Westbury Corp. falls into the first level of distribution. It is a manufacturer distributor of Garry's, which is its own line of car care products to include waxes, pastes, cleaners & Protectants.

There are three primary strategies from which Harvey Westbury intends for this segment of its business to provide opportunity for growth. The first of which is better and more appealing packaging. Few product lines offer attractive, screw top containers. The second is the one- step application process. Finally, sales support can play a big factor. Market penetration exists for those manufacturers who supply assistance with sales support. Harvey Westbury has just introduced a new packaging scheme for its Royal Satin Wax Garry's line which involves a new twist off plastic container for convenience along with a new color and label design.

Major Customers

Harvey Westbury sells product to many national and international distributors and retailers, such as Atlantic Pacific, PEP Boys, Carquest, FJ Distributors, TRAK Auto, and National Wholesale Distributors. There are no clients of the Automotive Group that represent 20% or more of the Automotive Group's total revenues. Management does not believe it is dependent on any one or a few major clients at this time.

Points Of Operation

Auxer, Harvey Westbury, Hardyston, all maintain their headquarters and administrative operations in West Paterson, New Jersey.

Harvey Westbury maintains its main sales office in West Paterson, New Jersey. Harvey Westbury manufacturers and warehouses its products in West Paterson, New Jersey. The Easy Test product components are primarily manufactured by various vendors throughout the United States and Internationally and assembled/packaged at the West Paterson, New Jersey location. Garry's waxes, polishes, and chemicals, as well as Formula 2000 Ultimate Engine Treatment are manufactured and private labeled by several vendors throughout the United States and warehoused at the West Paterson, New Jersey location. Hardyston Distributor's has an additional location in Franklin, New Jersey. Hardyston distributes automotive parts and accessories to the surrounding area automotive stores and service stations.

Government Regulation

While numerous government regulations are developed directed at the automotive and marine industries on an on-going basis; the Auxer Group does not believe that there are any significant government regulations pending that would impact the current product categories that the Auxer Group is currently marketing and selling.

The Auxer Group does not have any material costs associated with the compliance of any environmental laws. Harvey Westbury distributes air conditioning products only. It does not manufacture any products requiring compliance with environmental laws.

Intellectual Property

The Auxer Group does not own any material property in the form of patents. The Automotive Group's subsidiary, Harvey Westbury, sells automotive accessories under the name Easy Test, which is a registered trademark, number 942648 which was registered on September 12, 1972 and renewed in 1993. The Auxer Group does not have any contractual agreement or licensing arrangements for these products. There are no patents held by third parties. Additionally, Harvey Westbury sells waxes and polishes under the name Garry's Royal Satin, which is not a registered trademark. Harvey Westbury previously was a distributor for Garry's Laboratories based in Buffalo, New York. Garry's Laboratories registered and owned the trademark. However, Garry's Laboratories ceased doing business and the trademark registration expired. Harvey Westbury has continued to distribute the product under the trade name "Garry's Royal Satin." Harvey Westbury's Garry's chemical based products are manufactured and packaged by a third-party chemical manufacturer in New York. The Auxer Group does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The formulations for the products were developed by the manufacturers.

In October 1995, Universal Filtration entered into an agreement with William Hayday for the purchase of the worldwide non-transferable rights to market the Fiona Micro Screen Filter and the rights to make any future modification to the design. The term of the agreement was October 1, 1995 until September 30, 1999. The agreement has expired.

On May 23, 1996, CT Industries entered into a supply agreement with MotionLube, licensee of patented technology relating to vehicular and machinery lubricants covered by Patent No. 5,385,683 whereas MotionLube will manufacture or cause to be manufactured the product covered above which will be sold under the name Formula 2000. The term of the agreement was for one year from the date of the agreement, which will automatically renew annually provided no violations by either party. The agreement was not renewed after the first year. Subsequently, the Harvey Westbury created a new formula, specifically Formula 2000 Ultimate, which Harvey-Westbury markets and sells. Formula 2000 Ultimate is not a registered trademark. Formula 2000 Ultimate maybe a difficult name to register as the name itself could be considered generic in nature. Additionally, Formula 2000 Ultimate could be considered similar to Turtle Wax's Formula 2001. Management does not believe that the similarity could be a problem due to the fact that Formula 2000 Ultimate is categorized as an engine lubricant product and Formula 2001 is categorized as a wax and polish product. Should it ever be determined that Formula 2000 Ultimate does in fact infringe on Turtle Wax's trademark, Harvey Westbury would be required to sell its product under another name. Management does not believe that this would impact sales of this product.

Harvey Westbury does not have any contractual agreements or licensing arrangements with its suppliers for Garry's Royal Satin products. There are no patents held by third parties or by Harvey Westbury.

Harvey Westbury does not have any contractual agreements or licensing arrangements with its suppliers for these products. There are no patents held by third parties. The formulations for the products were developed by the manufacturer. Harvey Westbury owns the rights to the formulas for Garry's Royal Satin and Garry's Royal Satin Liquid. The supplier owns the rights to the formulas for the rest of the products under the Garry's line. Auxer does not have any contractual agreements or licensing arrangements with its suppliers for the Formula 2000 Ultimate products. There are no patents held by third parties. Auxer owns the rights to the formula for these products.

Hardyston Distributors, doing business as The Mechanics Depot, does not have any contractual agreements or licensing arrangements with its suppliers for Garry's Royal Satin products. Hardyston Distributors purchases automotive parts for resale.

Employees

The Auxer Group and its subsidiaries have 27 employees as follows: The Auxer Group, Inc.: 4 - Management; 4 - Support Staff; Auxer Telecom, Inc.: 2 - Management; 3 - Support Staff; CT Industries, Inc.: 1 Management; 1 Sales; Harvey Westbury Corp.: 1 - Management; 2 - Warehouse Staff; and Hardyston Distributors, Inc., doing business as The Mechanics Depot: 1 - Management; 6 - Support Staff; and 2 - Warehouse Staff. The only employees that are not full-time are 5 of the 6 support staff for Hardyston Distributors. No employees are covered by labor agreements or contracts.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities-Properties

The Auxer Group entered into a five-year lease agreement with a non-affiliated party beginning on February 1, 2000 and expiring January 31, 2005, for the premises located at 12 Andrews Drive, West Paterson, New Jersey. Such premises are approximately 18,000 square feet. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:

PERIOD                           ANNUAL RENT                  MONTHLY RENT
Feb. 1, 2000 -
Jan. 31, 2001                      $85,000                    $7,083.34
Feb. 1, 2001 -
Jan. 31, 2002                      $89,250                    $7,437.50
Feb. 1, 2002 -
Jan. 31, 2003                      $93,500                    $7,791.67
Feb. 1, 2003 -
Jan. 31, 2004                      $97,850                    $8,145.84
Feb. 1, 2004 -
Jan. 31, 2005                      $102,000                   $8,250.00

In addition to the minimum monthly rental payments, the Auxer Group must pay real estate taxes, insurance, and utilities.

Since the acquisition of the assets of Clifton Telecard Alliance Inc., we made payments under its lease of $5,487 per month. The space is located in North Bergen, New Jersey and is approximately 2,800 square feet.

Since the sale of Clifton Telecard on May 16, 2001, The Auxer Group no longer has this obligation.

Auxer Telecom Inc. entered into a month-to-month lease agreement with a non-affiliated party beginning August 1, 2000 at a monthly rate of $2,500 for facility space in Los Angeles, California. Such space is approximately 500 square feet. Auxer Telecom also leases office space in Los Angeles, California on a month-to-month basis at the monthly rate of $7,766.00, which lease was terminated in June 2001. Such space is approximately 1,800 square feet. On June 6, 2001, Auxer Telecom, Inc. entered into a month to month Service Agreement with a nonaffiliated party at a monthly rate of $1500.00, which included sub-leasing space for office purposes. Such space is approximately 500 square feet.

The Auxer Group assumed the lease agreement with a non-affiliated party entered into by Mr. Ernest DeSaye, Jr. beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional two years was invoked extending the expiration of the lease to February 29, 2001. The lease was not renewed.

Period                     Annual Rent                  Monthly Rent
3/1/99 -                   $8700.00                     $725.00
2/28/00

3/1/00 -                   $9000.00                     $750.00
2/28/01

ITEM 3.  LEGAL PROCEEDINGS

The Auxer Group has the following pending or threatened litigation:

Ross & Craig Solicitors v. Auxer Industries, Inc. - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1598-98, filed on February 10, 1998. This is a case brought by an English partnership against us. Ross & Craig is requesting the sum of $46,666.23 plus interest accruing from 1997 for work, labor and services rendered. In January 2001, the Ross & Craig Solicitors case was settled and the parties signed a settlement agreement. The Auxer Group agreed to pay the sum of $35,000 in 18 monthly installments with an initial payment of $5,000 and 17 payments of $1,764.70 subsequently. Payments commenced in February 2001 and will be completed in August 2002. Eileen M. Huff, et. al.
v. Harvey Westbury Corp. and Auxer Industries, Inc. - Supreme Court of the State of New York, Suffolk County, Index No. 29090-97, filed on November 24, 1997, and Suffolk County District Court, First District Civil Court of New York, Index No. CEC67098, filed on November 24, 1997; These cases all involved the Auxer Group's purchase of Harvey Westbury. They are about the wrongful termination of one employee seeking damages of $13,427.95, and the alleged non-payment of insurance premiums for another seeking damages of $175,000. An additional case involving the Auxer Group's purchase of Harvey Westbury was Lorraine Duff v. Harvey Westbury & Auxer and Suffolk County District Court, First District Civil Court of New York, Index No.CEC67- 98, filed on November 11, 1997. This case was about wages due, seeking damages of $5,264.00. The Auxer Group filed answers to all lawsuits. In July 1999, the Lorraine Duff case was settled and the parties signed a settlement agreement. The Auxer Group agreed to pay the sum of $5,000 in 10 monthly installments of $500 each. Payments commenced in August 1999 and continued until May 2000. All payments have been made and this case is completed. In August 2000 both cases involving Eileen M. Huff were settled and the parties signed a settlement agreement. The Auxer Group agreed to pay the sum of $15,000 in 13 monthly installments with an initial payment of $3,000 and 12 payments of $1,000 subsequently. Payments commenced in September 2000 and will be completed in September 2001.

Interdynamics, Inc. v. Harvey Westbury Corp and The Auxer Group, Inc. - United States District Court, Eastern District of New York, Case No. 00-CV-7115, filed on November 29, 2000. This case is an action for patent infringement seeking monetary damages and injunctive relief, and requests that the Court order an accounting for damages, and that the Court award interest, costs, and attorneys' fees. Interdynamics alleges that at least two of Harvey Westbury's air conditioner retrofitting kits, models number RC88500 and RC88700, directly infringe on Interdynamics U.S. Patent No. 6,089,032, entitled "Method of Retrofitting Air Conditioner and System Therefor." We have counterclaimed for antitrust violations. On or about December 1999, Interdynamics stated to customers and potential customers of Harvey Westbury that Interdynamics was about to commence litigation against Harvey Westbury for offering for sale and selling Harvey Westbury's line of air conditioning recharge kits containing R134 and that any company that would do business with Harvey Westbury would become involved in that litigation. These statements were made with the intent to cause the persons and business entities to whom such statements were made to cease doing business with Harvey Westbury, or if they were not customers of Harvey Westbury at that time to prevent such business entities from buying from Harvey Westbury. Interdynamics Inc. actions constitute a violation of Section 2 of the

Sherman Act, 15 U.S.C. Sec. 2, in that these actions constitute monopolization of the market both regionally and throughout the United State for R134 recharge and/or retrofitting kits and kit components. The case is presently in the discovery phase. A motion for preliminary injunctive relief was held in January 2001 and the Magistrate Judge denied Interdynamic's injunction in all respects. The Auxer Group intends to vigorously defend this action and pursue its antitrust case against Interdynamics. In the event that a monetary judgment is eventually rendered against the Auxer Group, the judgment could be as high as 3 times the number of units sold multiplied by the difference between the Auxer Group's selling price and the price at which Interdynamics could have sold its product if not for the Auxer Group's sales. Management estimates a monetary judgment against the Auxer Group and or its subsidiary, Harvey Westbury, could be approximately $75,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we or Auxer "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe our future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which we operate; and other circumstances affecting anticipated revenues and costs.

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from our expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for products distributed by us and products offered by competitors, as well as general conditions of the telecommunications marketplace.

We are a holding company that previously formed a telecommunications group and established two (2) subsidiaries, Clifton Telecard Inc., a wholesale distributor of prepaid phone cards which was subsequently sold on May 16, 2001, and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry. Additionally, Auxer owns an automotive group with two active subsidiaries: The Harvey Westbury Corporation Inc. and Hardyston Distributors, Inc. Harvey Westbury assembles and packages automotive accessories under the name, Easy Test, sells engine treatment under the name, Formula 2000 Ultimate and sells waxes and polishes under the name, Garry's Royal Satin to the automotive, marine, and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations and dealers. On March 9, 2001, CT Industries, Inc. changed its business focus to the telecommunications related business.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Years December 31, 1999 and 2000.

The financial statements for the years ended December 31, 1999 and 2000 have been prepared on a going concern basis. The issuance of a going concern opinion by the auditors indicates that the auditors have substantial doubt about the Auxer Group's ability to continue as a going concern. The Auxer Group incurred net losses of $7,624,650 for period from April 18, 1995 to December 31, 2000. These factors indicate that the Auxer Group's continuation, as a going concern is dependent upon its ability to obtain adequate financing. If the Auxer Group is unable to obtain adequate financing necessary to support the Auxer Group's ability to continue its operations, advance its plan of operations, increase its sales, increase its inventory and working capital, the Auxer Group would be substantially limited. If the Auxer Group is unable to properly fund its plan of operations, the Auxer Group's continuation would be jeopardized. Management's plan to overcome its financial difficulties consists of raising additional capital and increasing revenues from its subsidiaries. At this point, the Auxer Group has no definite plans to raise money.

Results of operations for periods ended December 31, 1999 and 2000

Proforma financials below are adjusted to reflect the disposition of Clifton Telecard, Inc. for the annual period ended December 31, 2000.

                              Year ended          Year ended          +/-%         Proforma Year             +/-%
                               December          December 31,                     ended December
                               31, 1999              2000                            31, 2000

Net Sales                       871,259           10,993,570         +    1162%          1,697,894               +   95%
Gross Profit                    249,049              969,310          +   289%            547,524               +   120%
Selling, General &            1,302,418            3,619,994          +   178%          3,282,808               +   152%
Administrative
Expenses
Research &                            0                    0             0%                  0                  0%
Development Costs
Depreciation Costs               11,626              111,145          +   856%            110,119               +   847%
Amortization Costs                    0                    0             0%                  0                  0%
Interest                         10,618               36,524          +   244%             36,524               +   244%
Net Income (Loss)              (975,127)          (2,795,833)          n/a          (3,027,154)               n/a
Inventory                       290,725            1,226,807          +   322%            584,839               +   101%

Proforma 2000 to History 1999 Financial Data Comparison

Net Sales

We had sales of $1,697,894 in 2000, on a proforma basis, compared to sales of $871,259 in 1999 representing an increase of $826,635 or 95%.

There were sales of $1,494,657 in 2000, on a proforma basis compared to $871,259 in 1999 generated from the Automotive Group's air conditioning line and the addition of the second warehouse facility. Another new source of revenue for the Auxer Group was the prepaid phone card switch operation through the acquisition of the Telecom Group in the third quarter of 2000, which generated sales of $203,237.

Gross Profit Margins

We had gross profits of $547,524 and a gross profit of 28% in 2000, on a proforma basis, compared to gross profits of $249,049 and a gross profit of 29% in 1999 representing a decrease in the gross profit of 1%.

The decrease in gross profit was a result of the companies telecom group's revenues through sales of prepaid phone cards, which are in general sold at a lower gross profit margin than the automotive group's products.

Selling, General & Administrative Expenses


We had general and administrative expenses of $3,282,808 in 2000, on a proforma basis, compared to $1,302,418 in 1999 representing an increase of $1,980,390 or 152%.

The increase in these expenses was a result of expenses related to the telecom group's acquisition and operating expenses.

Research & Development Costs

We had research and development costs of $0 in 2000, on a proforma basis, compared to $0 in 1999 representing no change.

Depreciation

We had depreciation expenses of $110,119 in 2000, on a proforma basis, compared to $11,626 in 1999 representing an increase of $98,493 or 847%.

The increase in these expenses was a result of an increase in the equipment and assets related to the acquisition of the telecom group.

Amortization Costs

We had amortization expenses of $0 in 2000, on a proforma basis, compared to $0 in 1999 representing no change. There were no costs that were capitalized or amortized. All costs were expenses in the period they incurred.

Interest

We had interest expenses of $36,524 in 2000, on a proforma basis, compared to $10,618 in 1999 representing an increase of $25,906 or 244%. The increase in these expenses was a result of a higher average principal outstanding on Harvey Westbury's credit facility.

Net Income (Loss)

We had net losses of $3,027,154 or a loss of $0.03 per share in 2000, on a proforma basis, compared to losses of $975,127 or a loss of $0.02 per share in 1999 representing an increase in losses of $2,052,027 or $0.01 per share.

The increase in losses was a result of an increase in expenses, related to the acquisition of the telecom group.

Inventory

We had inventory of $584,839 on December 31, 2000, on a proforma basis, compared to inventory of $290,725 on December 31, 1999 representing an increase of $294,114 or 101%.

The increase in inventory was a result of the Auxer Group's increase in air conditioning inventory.

Historic 2000 to Historic 1999 Financial Data Comparison

Net Sales

We had sales of $10,993,570 in 2000 compared to sales of $871,259 in 1999 representing an increase of $10,122,311 or 1162%.

There was an increase in sales of $1,705,952 in 2000 compared to $871,259 in 1999 generated from the Automotive Group's air conditioning line and the addition of the second warehouse facility. The primary revenue source for the Auxer Group was prepaid phone cards through the acquisition of the Telecom Group in the third quarter of 2000, which generated sales of $9,287,618.

Gross Profit Margins

We had gross profits of $969,310 and a gross profit of 9% in 2000 compared to gross profits of $249,049 and a gross profit of 29% in 1999 representing a decrease in the gross profit of 20%.

The increase in gross profit was a result of the companies telecom group's increased revenues through sales of prepaid phone cards and the automotive group's air conditioning line.

Selling, General & Administrative Expenses

We had general and administrative expenses of $3,619,994 in 2000 compared to $1,302,418 in 1999 representing an increase of $2,317,576 or 178%.

The increase in these expenses was a result of expenses related to the telecom group's acquisition and operating expenses.

Research & Development Costs

We had research and development costs of $0 in 2000 compared to $0 in 1999 representing no change.

Depreciation

We had depreciation expenses of $111,145 in 2000 compared to $11,626 in 1999 representing an increase of $99,519 or 856%.

The increase in these expenses was a result of an increase in the equipment and assets related to the acquisition of the telecom group.

Amortization Costs

We had amortization expenses of $0 in 2000 compared to $0 in 1999 representing no change. There were no costs that were capitalized or amortized. All costs were expenses in the period they incurred.

Interest

We had interest expenses of $36,524 in 2000 compared to $10,618 in 1999 representing an increase of $25,906 or 244%. The increase in these expenses was a result of a higher average principal outstanding on Harvey Westbury's credit facility.

Net Income (Loss)

We had net losses of $2,795,833 or a loss of $0.03 per share in 2000 compared to losses of $975,127 or a loss of $0.02 per share in 1999 representing an increase in losses of $1,820,706 or $0.01 per share.

The increase in losses was a result of an increase in expenses, related to the acquisition of the telecom group.

Inventory

We had inventory of $1,226,807 on December 31, 2000 compared to inventory of $290,725 on December 31, 1999 representing an increase of $936,082 or 322%.

The increase in inventory was a result of the Auxer Group's increase in prepaid phone card inventory as well as air conditioning inventory.

A substantial part of our growth has been achieved through acquisition within the telecommunications industry. Given the acquisition and disposition of Clifton Telecard, the results from operations from period to period are not necessarily comparable. Clifton Telecard was sold on May 16, 2001.

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

In June 2000 The Auxer Group unveiled its corporate strategy under three primary objectives: first, continue to finance and grow Auxer's core automotive and marine product lines and distribution network; second, grow the existing core business through acquisition of new product lines; and third develop an aggressive acquisition program in high growth industries such as internet and telecommunications. The Auxer Group also signed with Global Management Group to create an interactive investment relations web site. The web site allows all current and potential investors, who register on-line to have immediate access to all company new releases as they are released.

In June 2000 Harvey Westbury Corp. launched its new and expanded line of automotive air conditioning chemicals, retrofit & recharge kits for the Summer 2000. The new additions include over 40 air conditioning kits, chemicals and accessories. Harvey Westbury expected to exceed its projections of $750,000 for the 2000 season. Actual sales did not exceed the projections as Harvey Westbury actually sold $630,000 in air conditioning products for the 2000 season.

In July 2000 Harvey Westbury Corp.'s automotive air conditioning line gained new distribution with National Wholesale Distributors, a major discount retail chain. National Wholesale Distributors has 36 retail warehouses and 2 distribution centers throughout the Northeast United States. Also in July, Trak Auto, a major automotive retailer, reordered Harvey Westbury's new kits and accessories. Trak Auto's initial orders for Harvey Westbury's Air conditioning products were over $225,000.

In July 2000 Auxer announced its telecommunication group projections of $60 Million in revenues with earnings of $3 to $6 Million on a per annum basis. In July 2000 Auxer Group announced projected revenue for Clifton Telecard of $25 - $35 Million based on a per annum basis. Projections were based on management's internal business plan, Clifton Telecard's client base and growth potential. The Telecom Group produced revenues of approximately $500,000 for the six month period ending June 30, 2001. The above projections for revenues and earnings were not met.

In August 2000, we acquired telecommunications equipment as part of our strategy to form a telecom group. On August 24, 2000, we completed the transfer of assets formerly associated with Sponge Technologies, Inc. to Auxer Telecom, Inc., a new wholly-owned subsidiary of The Auxer Group. The subsidiary's operation has been relocated from Santa Monica California to a location on Wilshire Blvd., Los Angeles, California. Auxer Telecom has been established and engineered to manage $60 Million in telecommunications traffic. More specifically, the operation, personnel and equipment in California has been designed to be able to support approximately $60 Million in initial traffic. We plan to add additional equipment and personnel in the telecom group if revenues continue to grow.

The total price paid for the equipment by the Auxer Group was $568,000 payable as follows: $10,000 upon the execution of the Agreement and commencing October 1, 2000 and continuing the first day of each successive month, Auxer Telecom shall pay additional monthly installments of $10,000 for a series of 10 payments. On August 1, 2001 the Auxer Telecom shall pay the seller, Chasin of Long Beach, Inc., doing business as Colbie Pacific Capital, the sum of $458,000.

In September 2000, our automotive group launched its fall and winter line of Easy Test products, which included a new series of utility drop lights for mechanics and endusers. Management announced these products could increased revenues of the automotive group by $500,000 during the 2000 and 2001 winter and spring seasons. The projections were based on potential sales from Harvey Westbury's existing client base. Harvey Westbury's new products represented approximately $95,000 through first quarter of 2001 based on The Auxer Group's quarterly financial review.

On September 14, 2000, Auxer Telecom had completed the first phase and its switches are operational and has completed carrier contracts with Pacific Digital Networks for International, Long Distance, and Domestic services. The Auxer Group entered into the final stages of negotiations with Clifton Telecard Alliance.

On September 22, 2000, Auxer completed the acquisition of the assets of Clifton Telecard Alliance, a wholesale distributor of prepaid phone cards. The assets acquired were placed in a newly formed corporation called Clifton Telecard, Inc. which is doing business as Clifton Telecard Alliance. Based on Clifton Telecard Alliance's financial statements, management announced on September 22 that Clifton Telecard's sales had nearly doubled during the year 2000 to a pace of $30 Million on an annual basis. Management announced projections of $25 30 Million in revenue during its first twelve months of operation as part of the Auxer Telecom Group. Additionally, management released a statement that Auxer plans to grow and expand the operations to approximately $60 Million on an annual basis. In the first quarter of 2001, the Telecom Group produced revenues of over $7 Million dollars. These projections were based on estimates of monthly revenue extrapolated out over twelve months and growth rates estimated based on monthly revenue growth rates. The Auxer Group sold Clifton Telecard on May 16, 2001. The impact of this sale is discussed in this section.

In October 2000, our subsidiary, Harvey Westbury, entered into a joint venture agreement with United Suppliers of America to market and distribute alternative refrigerant products and kits. This relationship could produce increased revenues for the automotive group in which management believes it can be a major supplier of kits and accessories for the alternative and HFC 134a refrigerant markets over the next couple of seasons. Management believes the market for Alternative and HFC 134a refrigerant is approximately $135 Million. This estimate is based managements review of clients and prospective clients estimated potential sales. During the 2001 air conditioning season, Harvey Westbury completed initial packaging and kit designs and initial kits were tested during this season.

In October 2000, Clifton Telecard, Inc. launched its new website www.cliftontelecard.com. Also in October Auxer Telecom completed all primary systems testing to include switch systems, security systems, back-up systems, customer services systems, servers and circuit connectivity between sites. In addition management announced on October 24, 2000 the Telecom Group had generated over $2.2 Million in revenue since the acquisition of Clifton Telecard four weeks ago. The revenue was based on orders shipped for the period of October 15 through October 21, 2000.

In October 2000, Harvey Westbury gained new distribution of its automotive air conditioning line with FJ Auto Distributors in Puerto Rico. Also in October, Harvey Westbury and its Easy Test Air Conditioning line was feature in the October 18, 2000 edition of Ozone Depletion Today which is published by EIN Publishing, Inc. The industry report highlights the company's efforts in developing ozone-friendly alternative refrigerant kits.

On November 28, 2000, the Auxer Group unveiled its twelve month strategy. First, the Auxer Group planned to complete the transition of Clifton's traffic to Auxer Telecom over the following 60 days. Auxer Telecom was able to transfer all cards by the end of January 2001. The African Talk and Original phone cards remained with their original carriers due to cost. Second, the Auxer Group expected to enter into formal negotiations with at least one, and possibly two more acquisition candidates in the telecommunications industry, which it intended to complete in the first and second quarters of 2001. During the first and second quarters of 2001, the negotiations were postponed until the fall of 2001 Third, Auxer Group planned to invest in several beta test programs being developed by Auxer Telecom in the areas connected to broadband, virtual private networks, and ATM/prepaid phone card combinations. These plans were put on hold in the second quarter after management decided to restructure operations in Los Angeles. And lastly, the Auxer Group believed it would be properly developed and in position to apply for listing on the NASDAQ during the next fiscal year which was its final objective for the year 2001. While the end of the year has not arrived, management believes that this objective may be difficult to achieve by year end. The Auxer Group's vision for year 2001 is to have Auxer on a sales pace of $180 Million per annum and assets under management in excess of $20 Million. While the end of the year has not arrived, management believes that this objective may be difficult to achieve by year end.

Throughout the fourth quarter of 2000, The Auxer Group issued a series of press releases of weekly sales and projected 4th quarter sales. On October 2, 2000, The Auxer Group estimated revenues for Clifton Telecard and the Telecom Group to do $550,000 for the third quarter ending September 30, 2000. On October 3, 2000 The Auxer Group announced its Telecom Group was projecting revenues of $6 - $8 Million for the fourth quarter ending December 31, 2000. On October 10, 2000 The Auxer Group announced estimated revenues for the Telecom Group were over $520,000 for orders shipped during the period October 1 through October 7, 2000. On October 17, 2000, The Auxer Group announced estimated revenues of $590,000 for orders shipped during the period October 8 through October 14, 2000. On October 24, 2000 The Auxer Group announced estimated revenues of $2.2 Million since the acquisition of Clifton Telecard on orders shipped since September, 2000. On October 30, 2000, The Auxer Group announce estimated revenues of $570,000 for orders shipped during the period of October 22 through October 28, 200 0. Weekly revenues announced were confirmed in audited financial statements for the period ending December 31, 2000. Actual revenues for the period ending December 31, 2000 was $9,287,618 for the Telecom Group, of which $586,304 is represented in the third quarter of 2000 and $8,701,314 is represented in the fourth quarter of 2000. Revenues are based on The Auxer Group's financial review for the three months ending September 30, 2000 and audited financials for the year ending December 31, 2000.

Throughout the years 2000 and early 2001, The Auxer Group's Executive Vice President, Ronald Shaver, conducted three interviews on August 7, 2000, October 17, 2000 and March 6, 2001 to answer investor questions. The during an interview with Investornuts.com, management disclosed that "The Auxer Group's next six months was dedicated to growing the Telecom Group through acquisition and growth in sales." Management also disclosed "Auxer is currently in discussions on several other telecommunications ventures to include projects in the area of broadband technology and other cutting edge concepts." Management also disclosed that, "If our two groups continue at the current pace and some of the discussions the company is currently involved continue to materialize, we believe this company could achieve revenue levels in excess of $150 Million for the next year." Management also disclosed, "Auxer is expecting both of its operating groups to show profits this year." At the time of the interviews The Auxer Group was considering additional acquisitions, which would have supported the above referenced revenue level. The acquisition never came to fruition. At the time of the interview, management believed both of its operating groups could show profits. These projections were based on management's business plans and the client bases potential to purchase product from each of the operating subsidiaries. The actual earnings results for The Auxer Group were losses of $2.7 Million for the year ended December 31, 2000.

In January 2001 The Auxer Group announced that Auxer Telecom's switch received holiday traffic of 1.2 Million minutes of telecommunications traffic during the holiday season. The minutes reported were based on traffic reports generated from Auxer Telecom's switch software. In March of 2001 CT Industries launched its X-Factor line of products under the X-Factor trademark and logo. The first series of products will be a prepaid calling card known as the X- Card.

On March 9, 2001, CT Industries, Inc.'s Board of Directors approved the expansion of the business focus to include telecommunications related business. As part of this expansion, CT Industries hired Nadia Mustafa, a former sales manager of Clifton Telecard Alliance prior to the Auxer Group acquiring the Clifton Telecard operation. Ms. Mustafa was contracted as Sales Manager for CT Industries' phone card operations in March 2001 for a two (2) year term. The terms of her employment are unrelated to Auxer's former subsidiary Clifton Telecard and she is currently the Sales Manager of CT Industries.

In March 2001 The Auxer Group hired M. Johnson & Associates to provide investor relations services to The Auxer Group and its subsidiaries. On March 14, 2001, the Auxer Group added Benjamin Colarossi to the marketing team for the X-Factor. Mr. Colarossi is a consultant to Auxer and is currently acting in that capacity.

On March 17, 2001, as part of a promotional campaign, the Dick Barbour Racing Team unveiled the X-Factor logo on the number 15c Porsche at the 12 hours of Sebring, a premier race of the American La Mans Series.

On March 22, 2001 The Auxer Group announced they achieved record revenues for the year 2000 of $10.99 Million in sales for the year, compared to $871,000 that The Auxer Group posted in 1999. The Telecom Group represented $8.5 Million of those revenues in the fourth quarter of 2000. The Automotive Group represents the remainder of revenues for the year 2000. Assets under management were $5.4 Million in 2000, compared to $471,000 posted in 1999. Revenues are based on audited financial statements of The Auxer Group. On March 26, 2001 CT Industries hosted its grand opening in West Paterson, NJ to assist Clifton Telecard's growing sales. This new location will allow Clifton Telecard to handle additional walk-in customers and will also provide additional warehouse space. On April 16, 2001, management announced that Clifton Telecard's fourth quarter sales were on a $34 Million annualized pace and that CT Industries' projected a sales pace equivalent to its sister company, Clifton Telecard, by the third quarter of 2001. These projections were based on Clifton Telecard's client base and management's estimate of potential growth. The $34 Million pace was extrapolated by multiplying Clifton Telecard's fourth quarter 2000 sales of $8.5 Million by four quarters. As of July 2001 CT Industries has distribution in nineteen states. Its current business plan is to obtain distribution throughout all 50 states. CT Industries currently has no new distribution agreements in place.

On March 29, 2001, CT Industries reached an agreement with Universal Services & Telcom, Inc. to distribute products under the X-Factor product line.

On April 14, 2001, the X-Factor debuted on NBC Sports in two thirty second commercials, which telecast during the European Le Mans Series from England's Donington Park circuit. The commercials were advertising the X-Factor Grand Prix Sonoma, a North American Series race to be held on July 22, 2001.

On May 16, 2001 The Auxer Group sold 100% of the stock of Clifton Telecard, Inc. to Kattosko Communications in consideration for cash, elimination of debt, and a note payable totaling $972,350. The method for determining the valuation was based on CLifton Telecard's actual value of its tangible assets less its accounts receivable, inventory and equipment. Clifton Telecard's accounts receivable, inventory and all liabilities were retained by Clifton Telecard because during negotiations, the parties agreed the assets and liabilities must be retained by Clifton Telecard in order for Kattosko Communications to effectively continue Clifton Telecard's operations. The total valuation of the transactions was $972,350 which was determined based on the value of the current bank account, valued at approximately $528,000, forgiveness of inter-company debts netting at approximately $344,350 and a note payable in the amount of $100,000. The Auxer Group and Kattosko Communications agreed that the valuation of Clifton Telecard warranted a preminium or "goodwill" of $100,000 in the form of a note payable. This was in addition to the value of the bank account of $528,000 and the forgiveness of inter-company debt of $344,350. The valuation of the premium or "goodwill" was negotiated based on the fact that CLifton Telecard's net income from operations for the 1st quarter of 2001 was $1,249 derived from revenues of $7,185,748, or basically break-even. No basis in valuation was determined for the other intangible assets which consisted principally of the following trademarks: One Cent, Kamustahan, Humsafar, El Sol Mexico, Jerusalem Middle East, Que Viva Mexico, African Talk, Para Todos, Brazil Campeao, Original and African Voice. Since both the Auxer Group and Kattosko Communications retained the rights to distribute these trademarks, the trademarks were determined not to have any basis in valuation of the transaction. In addition to the above consideration, terms and rights to above trademarks, Kattosko Communications continues to have rights to purchase prepaid cards from Auxer Telecom and The Auxer Group and its subsidiaries will have rights to purchase prepaid phone cards from Kattosko Communications. The negotiations were handled by the officers of The Auxer Group and Kattosko Communications. In addition, Mustafa Qattous resigned as President of Operations and terminated his employment contract. Under the terms of this termination, he retains the initial 1,000,000 shares of common stock received, but forfeits any remaining options and/or cash compensation outlined in his employment agreement. The two companies continue to have a vendor/client relationship. The two companies don't have any agreements outlining this relationship.

Management decided to divest of Clifton Telecard due to its declining profitability. Additionally, management believed that CT Industries represented potentially higher profit margins. During the second quarter, management estimates the sale of Clifton Telecard impacted The Auxer Group's total revenues were reduced by approximately $5.5 Million. During the third and fourth quarters of 2001 and third quarter of 2001, management expects the impact of the sale of Clifton Telecard to be approximately a $5 to 7 Million reduction in revenue per quarter. Impact estimates are based on estimated quarterly revenues of Clifton Telecard of approximately $6 Million. Clifton Telecard represented approximately 96 percent or $7 Million of The Auxer Group's revenue base during the first quarter of 2001. Based on CT Industries client and prospective client list and by retaining the rights to trademarks serviced by Auxer Telecom under the agreement for the sale of Clifton Telecard Alliance, management believes that CT Industries can achieve similar revenues during the fourth quarter of 2001. These projections are based on CT Industries current and potential client base and its plans to develop and introduce new products. Clifton Telecard represented approximately 97 percent or $6.9 Million of Auxer's cost of goods and approximately 15 percent or $281,000 of Auxer's general and administrative expenses. Management estimates the impact of the sale of Clifton on the assets of Auxer to be a reduction of approximately $3,000,000 and on the liabilities of Auxer to be a reduction of approximately $3,000,000 based on the terms of the sale agreement and the forgiveness of intercompany debts.

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

For the period ending December 31, 2000, the audited financials reflect a reclassification of $102,000 of stock issued in connection with the acquisition of assets of Clifton Telecard Alliance. The result of this reclassification reflects a change in the purchase price of Clifton Telecard to $964,000. At the time of the 8K/A filing on December 8, 2000 the purchase price was accounted for based solely on the bill of sale of $862,000.

Our automotive sales of air conditioning products can be effected by the intensity of the weather during the 2nd and 3rd quarter of the year.

We formed a telecom group consisting of two subsidiaries, Auxer Telecom and Clifton Telecard, Inc. All of the revenue generated from Auxer Telecom was related to distribution and sales from Clifton Telecard, Inc. for the period ending December 31, 2000. The revenue has been accounted as intercompany sales in the consolidated financial statements.

Our ability to achieve profitability will depend, in part, on our ability to successfully increase our revenue from our operating groups. We will require additional funding through external sources to achieve profitability. There is no assurance that we will be able to successfully raise the additional funding or increase its revenue in order to achieve profitability.

Section 5 violation

In 1998, 1999, and 2000, The Auxer Group completed a series of Regulation D, Rule 504 Offerings which might be considered to violate Section 5 of the 1933 Securities Act as well as violate certain state securities laws that would allow holders of the securities the right to rescind and demand the return of their purchase price.

Our issuances of common stock pursuant to Regulation D Rule 504 in 1998, 1999 and 2000 might be considered a public offering in violation of the federal securities laws. These issuances might also have been in violation of certain state securities laws where holders of these securities might be granted the right to rescind the sale of shares and demand that we return the purchase price of the shares.

Section 5 of the 1933 Securities Act states that it is unlawful to sell securities unless a registration statement is effective or an exemption from registration can be relied upon. In the event that it would be determined that we were in violation of Section 5 of the 1933 Act regarding our Regulation D Rule 504 offerings due to the fact that we sold unregistered securities in our 1998, 1999 and 2000 Regulation D, Rule 504 offerings, Section 12(1) of the 1933 Act would apply regarding statute of limitations.

Pursuant to Section 12(1) of the 1933 Act, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the investors of our common stock to rescind the issuance of the securities to them and demand a return to them of the purchase price of those securities. Thus, the limitation period began to toll as soon as the violation of Section 5 has occurred, regardless of whether an investor was aware of the violation. In this case, the Section 5 violation was the sale by us of unregistered securities from January 1998 to January 2000. As of November 7, 2001, if Section 5 of the Securities Act of 1933 was violated, no claims could be made since these violations occurred more than one year ago.

The Regulation D, Rule 504 Offerings discussed above may have violated securities laws of several states in connection with the issuance of our common stock. Similar to the recourse provided under the federal securities laws, holders of these securities may be able to make a claim to rescind the sale or issuance of these securities to them and demand a return of the purchase price paid for these shares. Accordingly, if these stockholders rescind the sale of these securities under federal law, they would not have the right to additional payments from us under state law. As of November 7, 2001, if Section 5 of the Securities Act of 1933 was violated, no claims could be made since these violations occurred more than one year ago.

Internal and External Sources of Liquidity

Our subsidiary, Harvey Westbury had a credit facility agreement with Merchant Financial Corporation. The credit facility up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit was calculated at a rate equal to the prime rate plus 5% per annum above the prime rate of 6.75% effective June 28, 2001. The credit facility agreement required a commitment fee of 1% of the maximum credit line on each anniversary date of the signing of the agreement. The anniversary date is July 11, 2000. On July 11, 2001, the agreement was terminated. Both parties mutually agreed not to extend the terms of the credit facility. Merchant Financial Corporation determined the account did not meet minimum outstanding balances sufficient for justifying administration costs. On September 26, 2001, the outstanding balance for the credit facility with Merchant was paid in full. By terminating this credit facility, Harvey Westbury could be prevented from receiving adequate funding to properly operate and pay for product on a timely basis.

In January 2001, we refinanced our note payable to shareholders listed in the Selling Security Holder section in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures which are due on January 16, 2006, totaling $911,685, plus interest. The Debentures may be converted into our common stock by multiplying the conversion amount that a Regulation D Investor converts times 65% or the Conversion Factor of the market price of our common stock. The market price is calculated by averaging the 3 lowest closing bid prices on our common stock for the 10 trading days prior to conversion. We executed a Registration Rights Agreement with each Regulation D Investor. Such agreement requires us to register the maximum number of shares issuable upon conversion of the Debentures. In addition, the Registration Rights Agreement requires this registration statement to become effective by May 31, 2001 or the Conversion Factor shall decrease based on the following: September 29, 2001 or later: 50%

For the year ending December 31, 2000, we paid for operations by raising $3,229,639 through common stock issuance and debt borrowings after payments to short term debts.

At December 31, 2000, we had total current assets of approximately $3,789,623. This included $282,023 in cash, $1,226,807 of inventory and $2,247,688 of accounts receivable. Our cash balances vary significantly from day-to-day due to the large volume of purchases and sales made by us from the various prepaid phone cards companies and the numerous distributors to whom we sell cards. Due to the shorter credit terms made available to us from the telecommunications companies from whom we buy branded cards, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms, which are made by us from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied such cash requirements by loans and/or private financing to provide us with liquidity to meet our future needs. There can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy our short- term cash flow needs from other sources in the future.

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

KALOSIEH, SHACKIL & MEOLA, CPAs PA


Fair Lawn, New Jersey
February 15, 2001

                              THE AUXER GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                  Year End                Year End
                                                                December 31, 2000    December 31, 1999
Current assets
       Cash                                                            $ 282,023                $ 8,400

       Accounts receivable (net of allowances
       $65,223 in 2000, $19,639 in 1999)                               2,247,688                 92,370

       Inventory                                                       1,226,807                290,725

       Prepaid expenses                                                   33,105                      -

       Other receivables                                                       -                 23,283
                                                             --------------------    -------------------
       Total current assets                                            3,789,623                414,778
                                                             --------------------    -------------------
Property and Equipment

       Vehicles                                                           38,036                  7,700

       Furniture and fixtures                                             23,329                  9,234

       Machinery and equipment                                           666,464                 44,129

       Leasehold improvements                                              2,121                  5,757
                                                             --------------------    -------------------
                                                                         729,950                 66,820
       Less:  accumulated depreciation                                   (99,570)               (34,062)
                                                             --------------------    -------------------
       Property and equipment (Net)                                      630,380                 32,758
                                                             --------------------    -------------------
Other assets

       Security deposit                                                  140,482                 24,299

       Other receivables                                                  42,334                      -

       Goodwill (net of amortization of $42,347 in 2000)                 804,592                      -
                                                             --------------------    -------------------
       Total other assets                                                987,408                 24,299
                                                             --------------------    -------------------
Total assets                                                         $ 5,407,411              $ 471,835
                                                             ====================    ===================


                              THE AUXER GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

  Liabilities and Stockholders' Equity
                                                             Year End             Year End
                                                          December 31, 2000    December 31, 1999
Current liabilities
       Accounts payable and accrued expenses                 $ 2,150,606        $   107,887

       Credit line                                                64,849             31,368

       Deferred sales                                            846,363                 --

       Notes payable                                           1,564,353             82,523

       Notes payable-shareholders                                 87,859             77,390
                                                             -----------        -----------

Total current liabilities                                      4,714,030            299,168

Long-term debt, less current maturities                            3,178              1,155
                                                             -----------        -----------

Total liabilities                                              4,717,208            300,323

Stockholders' equity

       Capital stock - authorized 1,000,000,000 shares           104,047             56,747
       $.001 par value per share 104,037,030 and
       56,736,797 shares outstanding  in 2000 and
       1999 respectively

       Preferred stock - authorized 25,000,000 shares              2,750              2,750
       $.001 par value per share, 2,750,000 shares
       outstanding in 2000 and 1999 respectively

       Additional paid in capital                              8,208,056          4,940,832

       Accumulated deficit                                    (7,624,650)        (4,828,817)
                                                             -----------        -----------

Total stockholders' equity                                       690,203            171,512
                                                             -----------        -----------

Total liabilities and stockholders' equity                   $ 5,407,411        $   471,835
                                                             ===========        ===========

                              THE AUXER GROUP, INC.

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                       Year End             Year End
                                                   December 31, 2000    December 31, 1999
Income                                                $ 10,993,570        $   871,259

Less:  Cost of goods sold                               10,024,260            622,210
                                                      ------------        -----------
Gross profit                                               969,310            249,049
                                                      ------------        -----------
Operations:

       General and administrative                        3,619,994          1,302,418

       Depreciation and amortization                       111,145             11,626

       Interest expense                                     36,524             10,618
                                                      ------------        -----------
       Total expenses                                    3,767,663          1,324,662
                                                      ------------        -----------
Income (loss) from operations                           (2,798,353)        (1,075,613)

Other income (expense)

       Interest income                                       5,037                706

       Loss on abandonment                                  (2,517)                --
                                                      ------------        -----------
Net income (loss) before extraordinary items            (2,795,833)        (1,074,907)

Extraordinary item, gain on forgiveness of debt                 --             99,780
                                                      ------------        -----------
Net income (loss)                                       (2,795,833)          (975,127)

Accumulated deficit at beginning                        (4,828,817)        (3,853,690)
                                                      ------------        -----------
Accumulated deficit at end                            $ (7,624,650)       $(4,828,817)
                                                      ============        ===========
Net income (loss) per common share                    $      (0.03)       $     (0.02)
                                                      ============        ===========

                              THE AUXER GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Preferred  Preferred Stock Common Stock    Common Stock     Additional   Accumulated
                                    Stock    Par Value $.001    Shares     Par Value $.001  Paid in Capital  Deficit
                                   Shares        Amount                         Amount
                                   ------        ------                         ------
                                     (A)                         (B)
Balances at December 31, 1998              -            $ -     36,361,097         $ 36,361    $ 3,657,004 $ (3,853,690)
                                 ---------------------------------------------------------------------------------------

Common stock issued for cash                                    17,950,000           17,960        732,099

Common stock issued for services                                   589,000              589         43,651

Common Stock Issued for debt

extinguishments                                                  1,000,000            1,000          9,220

Common stock issued for
acquisition                                                        836,700              837         89,108

Stock issued                       2,750,000          2,750                                        409,750

Net loss for the year                                                                                          (975,127)
                                 ---------------------------------------------------------------------------------------

Balances at December 31, 1999      2,750,000        $ 2,750   $ 56,736,797         $ 56,747    $ 4,940,832 $ (4,828,817)
                                 =======================================================================================

Common stock issued for cash                                    36,225,233           36,225      1,401,661

Common stock issued for goods
and services                                                     8,075,000            8,075      1,604,563

Common stock issued for
acquisition                                                      3,000,000            3,000        261,000

Net loss for the year                                                                                        (2,795,833)
                                 ---------------------------------------------------------------------------------------

Balances at December 31, 2000      2,750,000        $ 2,750    104,037,030        $ 104,047    $ 8,208,056 $ (7,624,650)
                                 =======================================================================================

Preferred stock, par value $.001, convertible to 10 shares of common stock, 25,000,000 shares authorized, 2,750,000 shares and outstanding at December 31, 2000.

Common stock, par value $.001, 1,000,000,000 shares authorized, 104,037,030 shares issued and outstanding at December 31, 2000.

                              THE AUXER GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Year End              Year End
                                                         December 31, 2000   December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (2,795,833)           $ (975,127)
Depreciation and amortization                                   111,145                11,626
Common stock issued for services                              1,612,638                44,240
Loss on abandonment                                               2,517                     -
Extraordinary item, gain on forgiveness of debt                       -                99,780
                                                             (1,069,533)             (819,481)
(Increase) decrease in:

      Accounts receivable                                    (1,326,896)              (58,847)
      Inventory                                                (392,216)             (126,423)
      Prepaid expenses                                          (25,105)                    -
      Subscriptions receivables                                       -                15,125
      Other receivables                                         (19,051)                    -

Increase (decrease) in:

      Accounts payable and accrued expense                      665,082               (94,745)
      Deferred sales                                            846,363                     -
                                                       -----------------     -----------------
TOTAL CASH FLOW FROM OPERATIONS                              (1,321,356)           (1,084,371)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase property, inventory and equipment               (385,892)              (21,398)
      Acquisition                                              (877,988)                    -
      Security deposit                                         (106,780)              (16,447)
                                                       -----------------     -----------------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                   (1,370,660)              (37,845)
                                                       -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

      Borrowings/payments under line of credit agreement (net)   33,481                 5,575
      Proceeds from short-term debt                           1,507,496                     -
      Payments on short-term debt                               (22,538)              (99,780)
      Proceeds on long-term debt                                      -                 5,000
      Payments on long-term debt                                 (1,155)               (1,322)
      Shareholder loan payable                                   10,469                55,497
      Sale of common stock                                    1,437,886               750,059
      Sale of preferred stock                                         -               412,500
                                                       -----------------     -----------------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                    2,965,639             1,127,529

NET INCREASE IN CASH                                            273,623                 5,313
CASH BALANCE BEGINNING OF PERIOD                                  8,400                 3,087
                                                       -----------------     -----------------
CASH BALANCE END OF PERIOD                                    $ 282,023               $ 8,400
                                                       =================     =================

Supplemental Disclosures of Cash Flow Information:

Acquisitions Note: In connection with the acquisition of the assets of Clifton Telecard Alliance Inc., the Company issued 3 million shares of common stock valued at $264,000.

Debt Extinguishment

Note: During 1999, the Company issued 1,000,0000 shares of common stock valued at $10,220 to reduce short-term debt.
                                       F-7

                             THE AUXER GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

     Note 1 - Organization of Company
              -----------------------

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

     b.  Earnings (Loss) per share

      Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings
(loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Dilutive earnings (loss) per share are not presented since diluted securities have an anti-dilutive effect.

     c.  Receivables

     Allowances against receivables are provided equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with review of current status of the existing receivables and amounted to $65,223 at December 31, 2000 and $19,639 at December 31, 1999, respectively.

     d.  Property and Equipment

     Property and equipment are recorded at cost and are depreciated under the straight-line methods over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                                      Cost at        Accumulated
                                      12/31/00       Depreciation
                                                     12/31/00
Vehicles                              $ 38,036       $9,454
Machinery and equipment                666,464       81,740

Furniture and fixtures                  23,329        8,073

Leasehold improvements                   2,121          303

                                      Cost at        Accumulated Depreciation
                                      12/31/99       12/31/99
Vehicles                              $7,700         $1,540

Machinery and equipment               44,129         25,766

Furniture and fixtures                 9,234          3,516

Leasehold improvements                 5,757          3,240

       e.   Intangible Assets

       Goodwill purchased as a part of the acquisition of the assets of Clifton Telecard Alliance Inc. as further described in Note 3, is being amortized on a straight-line basis over an estimated beneficial life of five years.

       f.   Revenue recognition

     The Company acts as principal in its revenue generating transactions, takes title to its products, and has risks and rewards of ownership. The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "deferred revenue." The Company's revenue recognition policy for each product and subsidiary are the same.

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

     Note 3 - Acquisitions
              ------------

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

e.   Acquisition of Telecommunications Switch Operations

     On August 24, 2000 the Company acquired 2 telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (includes imputed interest at 12% of $48,660). The Company placed these assets into its wholly-owned subsidiary Auxer Telecom Inc. Operations started in December 2000.

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

     Note 4 - Inventory
              ----------

         Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

     Note 5 - Accounts Payable and Accrued Expenses
              -------------------------------------

     Accounts payable and accrued expenses consist of the following at December 31, 2000 and December 31, 1999:

                                                        2000            1999
                                                        ----            ----
     Accounts payable on trade with other vendors    $2,123,903       $104,612
     Accrued Salaries                                    20,000              0
     Payroll Taxes Payable                                6,285          3,275
     Sales Tax Payable                                      418              0
                                                     ----------       --------
                                                     $2,150,606       $107,887
                                                     =========         =======

     Note 6 - Debt
              ----

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

     b.  Notes Payable

     The following is a summary of short-term-term debt at December 31:         2000             1999
                                                                                ----             ----
     Notes Payable to Creative Capital, payable on

     demand plus interest at a rate of 8%                                      $80,000          $80,000

     Notes payable in connection with the purchase of the
     assets of CTA, principal payable in full on March 20,2001                 200,000                0

     Note payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000, one principal and interest

     payment of $458,000, secured by equipment                                 489,411                0

     Note payable to shareholders, payable on demand
     with no interest                                                          240,000                0

     Note payable to certain shareholders, payable January 16, 2001, plus interest at a rate of 15%.

     See Note 15 - Subsequent Events                                           551,685                0
                                                                               -------         --------
                                                                            $1,561,096          $80,000
                                                                            ==========          =======

     Long-term debt is as follows:
     13.5% installment note, collateralized by vehicle,
     payable in monthly installments of $239 with the
     final payment due May, 2001                                               $ 1,406           $3,678

     11.5% installment note, collateralized by vehicle,
     payable in monthly installments of  $188 with the
     final payment due May, 2003                                                5,029                 0
                                                                                -----         ---------
                                                                                6,435             3,678
                           Less current maturities                             (3,257)           (2,523)
                                                                               -------          -------
                                                                               $3,178            $1,155
                                                                               ======            ======

         Note 7 - Related Party Transactions
                  --------------------------

         Issuance of Common Shares

         On April 18, 1995, the Company acquired all the capital stock of CT, owned equally by Eugene Chiaramonte, Jr. and Howard Tapen, for 4,000,000 shares of common stock.

         Note 8 - Income Taxes
                  ------------

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

Deferred  tax asset:        Dec 31, 2000           Dec 31, 2001
------------------          ------------           ------------
Net Operating loss carry    $2,592,381             $1,641,798
forward
Valuation allowance         (2,592,381)            (1,641,798)
                            ---------------------- ----------------------
Net deferred tax assets     $0                     $0
                            ---------------------- ----------------------

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

         Note 9 - Business and Credit Concentrations
                  ----------------------------------

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

     Note 10 - Commitments and Contingencies
               -----------------------------

Lease agreement for office space

     The Company entered into a three-year lease agreement with a nonaffiliated party beginning on November 1, 1996 at 30 Galesi Drive, Wayne, New Jersey for office space. A $1,800 security deposit was required with minimum monthly rental payments to be paid as follows:

Period                                       Annual Rent             Monthly Rent
-------                                      -----------             ------------
December 1, 1998 to November 30, 1999         $23,777.04               $1,981.42

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

Period                                        Annual Rent              Monthly Rent
-------                                       -----------              ------------
May 1, 1998 to April 30, 1999                  $35,604.00               $2,967.00

May 1, 1999 to April 30, 2000                  $36,024.00               $3,002.00

      The Company assumed the lease agreement with a non affiliated party entered into by Mr. Ernest DeSaye, Jr. beginning March 1, 1999 and expiring on February 28, 2000, at 22B Lasinski Road, Franklin, NJ. The option to renew for an additional two years was invoked extending the expiration of the lease to February 28, 2001.


Period                                                    Annual Rent             Monthly Rent
-------                                                   -----------             ------------
March 1, 1999 to February 28, 2000                         $8,700.00                $725.00

March 1, 2000 to February 28, 2001                         $9,000.00                $750.00

The Company entered into a five-year lease agreement with a non-affiliated party beginning on February 1, 2000 and expiring January 31, 2005, at 12 Andrews Drive, West Paterson, NJ for their Wayne, NJ and Farmingdale, NY operations. A $15,583 security deposit was required with minimum monthly payments to be paid as follows:


              Period                    Annual Rent        Monthly Rent
              ------                    -----------        ------------
     Feb. 1, 2000 - Jan. 31, 2001        $ 85,000            $7,083.34
     Feb. 1, 2001 - Jan. 31, 2002          89,250             7,437.50
     Feb. 1, 2002 - Jan. 31, 2003          93,500             7,791.67
     Feb. 1, 2003 - Jan. 31, 2004          97,850             8,145.84
     Feb. 1, 2004 - Jan. 31, 2005         102,000             8,250.00

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

      The following is a schedule of future minimum rental payments required under the above non- cancelable operating leases:

         Year Ending December 31:
         ------------------------
         2001              $        24,380
         2002                       11,140
         2003                        8,067
         2004                        3,006
                                     ------
         Total             $        46,593
                                    ======

     Note 11 - Development Stage Company
               -------------------------

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

     Note 12 - Segment Information
               -------------------

     Management Policy in Identifying Reportable Segments
     ----------------------------------------------------

The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements.

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

     Segment Profit or Loss
     ----------------------

     The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value. Operating expenses, such as rent, utilities, payroll and insurance, are attached to a segment are identified and allocated accordingly. Substantially all of the general and administrative expenses incurred pertain to merger and acquisition expenditures, including legal, administrative, and consulting fees, which are primarily allocated to the parent company.

     Major Customer Information
     --------------------------

     In 2000, sales to two customers represented $329,000 and $258,000 respectively, of the Company's consolidated revenue. These customers are served by the automotive group's operating segment.

     Note 13 - Stock Option Plan
               -----------------

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

                                            Number of       Weighted Average Exercise
                                            Shares          Price
                                            ------          -----
         Outstanding at December 31, 1999            0           0
         Granted                             2,000,000          05
         Exercised                                   0           0
         Cancelled                                   0           0
                                       ---------------      --------
         Outstanding at December 31, 2000    2,000,000       $0.05

         Options exercisable at
          December 31, 1999                          0           0
                                             =========    ========
         Options exercisable at
          December 31, 2000                  2,000,000       $0.05
                                             =========      ======

The following tables summarize information about stock options outstanding and exercisable at December 31, 2000:


                                      Stock Options Outstanding
                                      -------------------------
   Range of Exercise           Number of Share         Weighted Average             Weighted Average
   Price                       Outstanding             Remaining Contractual        Exercise Price
                                                       Life in Years
   $0.05                       2,000,000                     4.3                         $0.05
   =====                       =========                   ===========                   =====

                                      Stock Options Exercisable
                                      -------------------------
    Range of Exercise           Number of Shares       Weighted Average
    Price                       Outstanding            Exercise Price
    -----                       -----------            --------------
   $0.05                       2,000,000                   $0.05
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

Note 14 - Stockholders' Equity
          --------------------

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

Note 15 - Subsequent Events
          -----------------

     In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to sixty-five percent (65%) (the "Discount Multiplier") of the Market Price. In the event that the Registration Statement has not been declared effective by the SEC within one hundred and twenty (120) days after the Closing Date (the "Due Date"), then the Discount Multiplier shall decrease by two and one-half percent (2.5%) effective as of the Due Date to sixty-two and one-half percent (62.5%) and shall further decrease by two and one-half percent (2.5%) for each thirty-day period occurring after the Due Date that the Registration Statement has not been declared effective by the SEC, to not less than fifty percent (50%). The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. The proceeds were primarily used for general corporate purposes.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-----------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------

Our accountant is Kalosieh, Shackil & Meola, CPAs, PA, independent certified public accountants (formerly known as Edelman & Kalosieh, CPAs, P.A.). We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2000, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

NAME                                        AGE           POSITION
                                            ---           --------
Eugene Chiaramonte, Jr.                     56            Director, President, Treasurer
                                                          Secretary and Chief Executive Officer

Ronald Shaver                               34            Executive Vice President

Ernest DeSaye, Jr.                          37            Manager,  Hardyston
                                                          Distributors, doing business
                                                          as The Mechanics Depot

Mustafa Qattous                             30            Former President of Operations,
                                                          Clifton Telecom Inc.
                                                          (Telecommunications Division)

Eugene Chiaramonte Jr. has served as Director, President and Chief Executive Officer of the Auxer Group since April 1995. He assumed the position of Secretary and Treasurer in 1998. Mr. Chiaramonte was a founder and has served as Director and Secretary of the Auxer Group's subsidiary, CT Industries since June 1994. Additionally, he has served as Director and Secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, Director and Secretary of Hardyston Distributors since April 1999, is a Director and Secretary of Auxer Telecom Inc. since August 2000.

Ronald Shaver has served as the Executive Vice President of the Auxer Group since July 2000. He is a Director and Chief Executive Officer of Auxer Telecom, Inc. since August 2000. He has served as Director and is acting in the capacity of President of the Harvey Westbury Corp since October 1996. Additionally, he is a co- founder and has served as a Director and is acting in the capacity of President and Chief Executive Officer of Hardyston Distributors since April 1999. From 1995 to 1996, Mr. Shaver was a management consultant with George S. May International. From 1993 to 1995, he was a Vice President of Atlantic Venture Group, an investment banking firm. From 1989 to 1993, Mr. Shaver served with the Corps of Engineers, U.S. Army with tours at Ft. Leonard Wood, Mo, Republic of South Korea, and United States Military Academy, West Point. Mr. Shaver is currently a Captain in the United States Army Reserve. He received his MBA from CW Post-Long Island and BS in Engineering from the University of Kansas and is a graduate of the National Engineer Center.

Ernest DeSaye has served as the Manager for Hardyston Distributors, doing business as The Mechanics Depot, since April 1999. From 1991 to April 1999, Mr. DeSaye had operated as a sole proprietor distributing automotive parts and accessories to the local automotive community. From 1981 to 1991,he was a chief mechanic and co-owner at Vernon Transmission and Auto Repair.

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

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief Executive Officer in 2000, to our executive officers who were serving as of December 31, 2000, whose salary and bonus during fiscal 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

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
Clifton Telecard Operations

(1) In January 1999, Mr. Chiaramonte was issued 1,500,000 shares of the Auxer Group's preferred stock valued at $225,000 of which $15,000 was issued to repay a loan and $208,000 was issued as deferred compensation. Mr. Chiaramonte was paid no compensation during the years of 1997 and 1998. Beginning in April 1999, the Auxer Group paid Mr. Chiaramonte a salary at the rate of $60,000 per annum. Mr. Chiaramonte was granted 100,000 shares on May 1, 2000 of the Auxer Group's common stock under the August 19, 1997 Nonstatutory Option Plan. Mr. Chiaramonte was granted options to purchase 7,500,000 shares under Auxer's 2000 stock option plan on June 26, 2001 of the Auxer Group's common stock.
(2) In January 1999, Mr. Shaver was issued 1,250,000 shares of the Auxer Group's preferred stock valued at $187,500 of which $12,500 was reimbursement of expenses and $173,750 was issued as deferred compensation. In 1998 and 1999 compensation includes consulting fees related to Harvey Westbury. Mr. Shaver was granted options to purchase 565,000 shares on May 15, 2000 of the Auxer Group's common stock under the August 19, 1997 nonstatutory option plan. Mr. Shaver was granted options to purchase 7,500,000 shares under Auxer's 2000 stock option plan on June 26, 2001 of the Auxer Group's common stock.
(3) Mr. DeSaye was not an officer of the Auxer Group's subsidiary Hardyston Distributors, doing business as The Mechanics Depot, until April 1999. Mr. DeSaye is being paid a salary of $47,300 per annum in 2000. Mr. DeSaye was granted options to purchase 100,000 shares on May 1, 2000 of the Auxer Group's common stock under the August 19, 1997 nonstatutory option plan.
(4) The Auxer Group in error accrued as salary for Mr. Chiaramonte for the years ended December 31, 1995, 1996, and 1997 at $100,000 per year for the total of $300,000. On July 6, 1999, the parties agreed that the accrued compensation would not be paid. In addition, the Auxer Group retroactively restated the financial statements for the years ended December 31, 1998 and 1997 to reflect a one time change in accounting principals.
(5) Mr. Ryan Shaver was not an officer of The Auxer Group's subsidiary CT Industries, Inc. until February 2001. Mr. Shaver was being paid a salary of $47,425 in 2000. Mr. Shaver was granted options to purchase 500,000 shares on May 15, 2001 of the Auxer Group's common stock under the August 19, 1997 nonstatutory option plan. Mr. Shaver was granted options to purchase 2,000,000 shares under Auxer's 2000 stock option plan on June 26, 2001 of the Auxer Group's common stock.
(6) Ms. Mustafa is the Sales Manager of The Auxer Group's subsidiary CT Industries, Inc. and is not an officer of The Auxer Group or any of its subsidaries. Ms. Mustafa began her employment in March 2001 and is being paid a salary of $40,000 per annum.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 1999, to each person named in the Summary Compensation Table.

                      Option/SAR Grants In The Last Fiscal Year

                                    NUMBER OF             % OF TOTAL
                                      SECURITIES         OPTIONS/SARs
                                    UNDERLYING           GRANTED TO         EXERCISE OR        EXPIRATION
                                      OPTIONS/SARs         EMPLOYEES          BASE PRICE          DATE
NAME                                  GRANTED (#)          IN FISCAL YEAR      ($/SH)
                                      -----------          --------------      ------
Eugene Chiaramonte, Jr.               100,000                5%                  $0.05          5-1-2005
                                    7,500,000               39%                  $0.01         6-15-2006

Ronald Shaver                         565,000             28.3%                  $0.05          5-15-2005
                                    7,500,000               39%                  $0.01          6-15-2006

Ernest DeSaye, Jr                     100,000                5%                  $0.05           5-1-2005

Mustafa Qattous                             0                0                       0                  0

The Auxer Group's stockholders approved the adoption of a Nonstatutory Option plan on August 11, 2000. The Auxer Group reserved 25,000,000 shares of the Auxer Group's common stock which may be granted to employees, officers, directors, consultants of the Auxer Group and any other parties who have made a significant contribution to the business and success of the Auxer Group. As of July 2001, 19,250,000 options had been granted to Eugene Chiaramonte, Jr., Ronald Shaver, Ryan Shaver and other Auxer employees.

The Auxer Group's stockholders approved the adoption of a Nonstatutory Option plan at the August 19, 1997 shareholder's meeting at which the Auxer Group reserved 2,000,000 shares of the Auxer Group's common stock which would be granted to employees, officers, directors, and consultants to the Auxer Group. The option plan was to be administered by the Board of Directors and would not qualify as "incentive stock options" under Section 422 of the Internal Revenue Code.

The Plan shall be administered by the board of directors of the Auxer Group or by an option committee to be established by the board of directors of the Auxer Group. Participants in the Plan shall be employees, officers, directors, consultants of the Auxer Group or any other business and success of the Auxer Group as may be selected from time to time by the Board in its discretion.

No options shall be granted under the Plan after March 31, 2001, but Options already granted may extend beyond that date. The number of Shares which may be issued under the Plan shall not exceed 2,000,000 in the aggregate. To the extent that any Option granted under the Plan shall expire or terminate unexercised or for any reason become unexercisable. Such Shares shall thereafter be available for further grants under the Plan.

As of June 30, 2001 options under the Plan approved on August 19, 1997 were no longer allowed to be granted; all 2,000,000 reserved shares of the Auxer Group's common stock were issued prior to March 31, 2001.

All options granted under the Plan shall be subject to the following terms and conditions:

(a) The exercise price under each option shall be determined by the Board and may be more, equal to or less than the then current market price of the Shares as the Board may deem to be appropriate;

(b)  Period of an Option shall not exceed five years from the date of grant;

(c) Each Option shall be made exercisable at such time or times, whether or not in installments, as the Board shall prescribe at the time the Option is granted and the person electing to exercise an Option shall give written notice to the Auxer Group of his/her election and of the number of shares he/she has elected to purchase and shall at the time of such exercise tender the purchase price of the shares he/she has elected to purchase.

(d) Upon exercise of any Option granted, payment in full shall be made at the time of such exercise for all such shares then being purchased.

(e) No options may be transferred by the Participant otherwise than by will or by the laws of descent and distribution, and during the participant's lifetime the Option may be exercised only by the Participant.

(f) If the Participant is an employee and his/her employment terminates for any reason other than his/her death, the Participant may, unless discharged for cause, afterwards exercise his/her Option.

(g) If prior to the expiration date of a participant Option, an Optionee shall retire or resign with the Auxer Group's consent, such Option may be exercised in the same manner as if the Optionee had continued in the Auxer Group's employ.

(h) If a participant dies at a time when he/she is entitled to exercise an Option, then at any time or times within 1 year after his/her death, or such further period as the Board may allow, such Option may be exercised, as to all for any of the shares which the Participant was entitled to purchase prior to his/her death.

     In the event of a stock dividend, stock split or recapitalization or merger in which the Auxer Group is the surviving corporation, or other similar capital change, the number and kind of shares of stock or securities of the Auxer Group to be subject to the Plan and to Options then outstanding or to be granted under, the maximum number of Shares or securities which may be issued or sold under the Plan, the exercise price and other relevant provisions shall be appropriately adjusted by the Board of the Auxer Group, the determination of which shall be binding on all persons.

The Board may at any time discontinue granting options under the Plan. The Board of the Auxer Group may at any time amend the Plan or amend any outstanding option for the purpose of satisfying the requirements of any changes in applicable laws or regulations or for any other purpose which may at the time be permitted by law.

As of December 31, 2000, 2,000,000 options had been granted and no options had been exercised.

The following table sets forth information with respect to the exercise of options to purchase shares of our common stock during the fiscal year ended December 31, 2000, to each person named in the Summary Compensation Table and the unexercised options held as of the end of 2000 fiscal year.

Aggregated Option/SAR Exercises In Last Fiscal Year And 2000 Fiscal Year End Option/SAR Values

                                                                                 NUMBER OF             VALUE OF
                                                                                 SECURITIES            UNEXERCISED
                                    SHARES               VALUE                   UNDERLYING            IN-THE-MONEY
                                    ACQUIRED             REALIZED                UNEXERCISED           OPTIONS/SARs AT
                                    ON         ($)                               OPTIONS/SARs AT       2000 FISCAL YEAR
                                                                                 2000 FISCAL           END ($)
                                    EXERCISE                                     YEAR END (#)          EXERCISEABLE/
                                   (#)                                           EXERCISABLE/          UNEXERCISABLE
NAME                                                                             UNEXERCISABLE
Eugene Chiaramonte, Jr.                0                       0                         NONE           0
Ronald Shaver                          0                       0                         NONE           0
Ernest DeSaye Jr.                      0                       0                         NONE           0
Mustafa Qattous                        0                       0                         NONE

Long-Term Incentive Plans-Awards In Last Fiscal Year

                                NUMBER OF         PERFORMANCE OR           ESTIMATED FUTURE
                                SHARES,           OTHER PERIOD             PAYOUTS UNDER NON-
                                UNITS OR          UNTIL                    STOCK PRICE-BASED
                                OTHER RIGHTS      MATURATION OR               PLANS
NAME                                              PAYOUT
                                                                           THRESHOLD          TARGET
Eugene Chiarmonte, Jr.                  0                  0                        0              0
Ronald Shaver                           0                  0                        0              0
Ernest DeSaye Jr.                       0                  0                        0              0
Mustafa Qattous                         0                  0                        0              0

Executive Employment Agreements:

Effective June 26, 2001, the Auxer Group entered into an Employment Agreement with Eugene Chiaramonte, Jr. Mr. Chiaramonte was employed as President of the Auxer Group. The Agreement is for a term of 1 year. The terms of the Agreement are as follows: Gross salary:$5,770 bi-weekly as gross salary; Term: 1 year commencing June 26, 2001; Additional compensation: Employee will be granted the option to purchase an aggregate of 7,500,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.01. Mr. Chiaramonte's employment only requires him to devote 50% of his time to the business of the Auxer Group. Mr. Chiaramonte is presently not involved in any other business activities and devotes 100% of his time to the business of the Auxer Group.

Effective June 26, 2001, the Auxer Group entered into an Employment Agreement with Ronald Shaver. Mr. Shaver was employed as Executive Vice President of the Auxer Group. The terms of the Agreement are as follows: Gross salary: $5,770 bi-weekly as gross salary; Term: 1 year commencing June 26, 2001; Additional compensation: Employee will be granted the option to purchase an aggregate of 7,500,000 shares of The Auxer Group, Inc. common stock, $0.001 par value per share, at an exercise price of $0.01. Mr. Shaver's employment only requires him to devote 50% of his time to the business of the Auxer Group. Mr. Shaver is presently not involved in any other business activities and devotes 100% of his time to the business of the Auxer Group.

Effective April 22, 1999, the Auxer Group entered into an Employment Agreement with Ernest DeSaye Jr. Mr. DeSaye was employed as manager of the Auxer Group's subsidiary, Hardyston Distributors, doing business as The Mechanics Depot. The Agreement is for a term of 5 years and provides for an annual base salary in 1999 of $45,000 with a 5% increase being made on each anniversary date of this Agreement. The Agreement provides for incentive payments in cash and stock or stock options based on gross profits of Hardyston Distributors. More specifically, the terms are as follows: Gross salary: $1,731 bi-weekly with a 5% increase on each anniversary of the agreement; Term: 5 years commencing April 22, 1999; Additional compensation: 1% of the gross profits of Hardyston Distributors derived from accounts purchased by the Auxer Group on the date of the acquisition April 22, 1999; 2% of the gross profits on all new clients for the initial 12 month period of the client's billings; stock or stock options equal to 1% of gross profits on all supervised accounts in excess of $1,000,000 in total revenue for a fiscal year; stock or stock options equal to .5% of gross profits on all supervised accounts in excess of $2,000,000 in total revenue for a fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

The following table sets forth information regarding the Auxer Group's common and preferred stock beneficially owned on November 6, 2001, for (i) each shareholder known by the Auxer Group to be the beneficial owner of 5% or more of the Auxer Group's outstanding common and preferred stock, (ii) each of the Auxer Group's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At November 6, 2001, there were 131,475,066 shares of common stock outstanding and 158,975,066 shares of common stock on a fully diluted basis if preferred shares were converted at the rate of 10 shares of common stock for each share of preferred stock and 2,750,000 shares of preferred stock outstanding. Class of Security- Common Stock

                                               Number of Shares of
Name of Beneficial                             Common Stock                       % of Beneficial
Identity of Group                              Beneficially Owned                 Ownership
                                               ------------------                 ---------
Eugene Chiaramonte, Jr.                           17,173,886                       10.80%

Ronald Shaver                                     13,100,000                        8.24%

Ernest DeSaye, Jr.                                   836,700                        0.53%

Ryan Shaver                                                0                           0%

Nadia Mustafa                                              0                           0%

Starling Corp.(1)                                 20,260,000                        8.05%
c/o Perrin Holden Davenport Capital Corp.
5 Hanover Square, Mezzanine Level
New York, New York 10004

Ted Liebowitz (2)                                 17,630,000                        7.01%

All Executive Officers and Directors
as a Group (  5 persons)                            31,110,586                       19.57%

Class of Security- Preferred Stock

Name and Address of                             No. of Shares                   Percent
Beneficial Owner                                Beneficially Owned              of Class
                                                ------------------              --------
Eugene Chiaramonte, Jr.                           1,500,000                      54.5%
                                                  Converts To:
                                                  15,000,000
                                                  Common Stock

Ronald Shaver                                     1,250,000                      45.5%
                                                  Converts To:
                                                  12,500,000
                                                  Common Stock

All Executive Officers and Directors
as a Group (2 persons)                            2,750,000                       100%

(1) Lawrence Abrams is the principal shareholder of Starling Corp. Starling Corp. is a Regulation D Investor in the Auxer Group's recent financing. The documents related to the financing prohibit Starling Corp. from converting debentures to shares so that Starling Corp. can not own 10% or more of the outstanding shares of the common stock of the Auxer Group. The percentage of shares listed for Starling Corp. only assume that the maximum amount of shares being registered, 92,468,501, will be issued. 2,725,000 of such shares have been issued to date. Therefore, 251,443,567 shares are being used for this calculation for Starling Corp. only.

(2) The documents related to the financing prohibit Ted Liebowitz from converting debentures to shares so that Ted Liebowitz can not own 10% or more of the outstanding shares of the common stock of the Auxer Group. The percentage of shares listed for Ted Liebowitz only assume that the maximum amount of shares being registered, 92,468,501, will be issued. 2,725,000 of such shares have been issued to date. Therefore, 251,443,567 shares are being used for this calculation for Ted Liebowitz only.

The addresses for the above individuals is c/o The Auxer Group, Inc., 12 Andrews Drive, West Paterson, New Jersey 07424.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

In January 1999, the Auxer Group issued 2,750,000 shares of preferred stock to Mr. Chiaramonte, Jr. and Mr. Shaver in connection with loans due to Mr. Chiaramonte and expenses reimbursed for Mr. Shaver. In January 1999, Mr. Chiaramonte was issued 1,500,000 shares of the Auxer Group's preferred stock valued at $225,000, of which $15,000 was issued to repay a loan and $208,500 was issued as deferred compensation. In January 1999, Mr. Shaver was issued
1,250,000 shares of the Auxer Group's preferred stock valued at $187,500, of which $12,500 was issued to reimburse expenses and $173,750 was issued as deferred compensation.

In April 1999, the Auxer Group issued 836,700 shares of its common stock to Mr. DeSaye Jr. in connection with the purchase of automotive parts inventory and assets valued at $104,945. The Auxer Group also paid $15,000 in cash towards the purchase price. The Auxer Group's subsidiary Hardyston Distributors, doing business as The Mechanics Depot, entered into a 5 year employment agreement with Mr. DeSaye whereas he will be compensated with a salary of $45,000 per annum in 1999 with a 5% increase annually during the term of the employment agreement. Under the terms of the agreement, Mr. DeSaye will receive stock options or additional stock in connection with the performance of Hardyston Distributors.

The Auxer Group had a consulting relationship with Mr. Ronald Shaver. Mr. Shaver was a consultant to Harvey-Westbury Corp.

On September 21, 2000, in connection with the sale of the assets of Clifton Telecard Alliance, Mr. Mustafa Qattous was issued 1,000,000 shares of our common stock at a value of $81,000. Additionally, Mustafa Qattous signed an employment agreement with Clifton Telecard, Inc. for three years, effective September 22, 2000, at a rate of $10,000 bi-weekly. On May 16, 2001, Mustafa Qattous resigned from his position as President of Operations and his employment agreement was terminated. Under the terms of the agreement, Mustafa Qattous kept his initial 1,000,000 shares our of common stock and forfeited any remaining compensation against his three contracts including any additional options and/or cash.

On May 16, 2001, we sold 100% of the stock of Clifton Telecard, Inc. to Kattosko Communications. Mohd Qattous, the father of Mustafa Qattous, our president of operations at the time of the sale, is the principal shareholder, officer and director of Kattosko Communications. At the same time as this transaction closed, Mustafa Qattous resigned as our president of operations and his employment agreement with us was terminated.

                                RECENT FINANCING

In December 2000, we entered into 6 bridge loan agreements with the following parties aggregating $545,000: Kador Investment Co. Ltd. invested $100,000, Ted Liebowitz invested $100,000, Starling Corp. invested $200,000, Jacqueline Balough invested $25,000, Rina Sugarman invested $70,000 and Leon Kahn invested $50,000. Such parties bridge investors each received a promissory note or bridge loan note from us in the principal amount set forth above and converted their bridge loan notes into a Regulation D offering which was undertaken in January 2001. In addition to the bridge investors, the following parties invested in the Regulation D offering aggregating $360,000: Yosef Davis invested $100,000, Louis Wolcowitz invested $35,000, Joseph McGuire and Wilma Rossi, jointly, invested $50,000, Michael Koretsky invested $25,000, Farnsworth Associates, Inc. invested $25,000, Kurt Fichthorn invested $50,000 and Ted Liebowitz invested $75,000. This amount by Mr. Liebowitz was in addition to his bridge loan investment of $100,000. The bridge investors converted their bridge notes in to the Regulation D offering at the following amounts based on interest on the bridge loan notes:
Kador Investment Co. Ltd. invested $101,300), Ted Liebowitz invested $101,300), Starling Corp. invested $202,600, Jacqueline Balough invested $25,325, Rina Sugarman invested $70,676.67 and Leon Kahn invested $50,483.34. The bridge investors and the investors in the Regulation D offering shall be collectively referred to as the "Regulation D Investors." Perrin, Holden and Davenport Capital Corp. arranged the financing and received warrants to purchase 1,165,000 shares of our common stock. The exercise price of such warrant is based on the closing bid price of our shares of common stock on the date the warrant was issued. In addition, Intercontinental Capital Corp. and Seth A. Farbman each received 67,500 warrants to purchase shares of our common stock at $0.0833 per warrant. Additionally, International Capital Corp. received a finders fee of $5,400 for introducing us to Perrin Holden and Davenport.

Specifically, Intercontinental Capital Corp. and Seth A. Farbman did not negotiate the transactions, did not have contact with or solicit any of the purchasers, did not hold any funds or securities, did not participate in the establishment of the purchase price or any of the terms of the services or agreements, the warrants referenced were not based on a specified percentage of aggregated funds raised and did not prepare or offer any materials for the transaction.

INVESTOR                        AMOUNT OF INVESTMENT(1)             MAXIMUM AMOUNT TO BE      AMOUNT
                                                                    OFFERED FOR SECURITY      OWNED AFTER OFFERING
                                                                    HOLDER'S ACCOUNT(2)       IS COMPLETED(3)
Kador Investment                $100,000 ($101,300 with             10,130,000                -0-
Co. Ltd.(4)                     interest)
Ted Liebowitz                   $100,000 ($101,300 with             10,130,000                -0-
                                interest)
                                $75,000                              7,500,000                -0-
Starling Corp.(4)               $200,000 ($202,600 with             20,260,000                -0-
                                interest)
Jacqueline Balough              $25,000 ($25,325 with                2,532,500                -0-
                                interest)
Rina Sugarman                   $70,000 ($70,676.67                  7,067,667                -0-
                                with interest)
Leon Kahn                       $50,000 ($50,483.34                  5,048,334                -0-
                                with interest)
Yosef Davis                     $100,000                            10,000,000                -0-
Louis Wolcowitz                 $35,000                              3,500,000                -0-
Joseph McGuire and
Wilma Rossi                     $50,000                              5,000,000                -0-
Michael Koretsky                $25,000                              2,500,000                -0-
Farnsworth
Associates Inc.(4)              $25,000                              2,500,000                -0-
Kurt Fichthorn                  $50,000                              5,000,000                -0-
                                -------                             ---------
                               $905,000                            91,168,501
                              ($911,685.01 with interest)         (based on $911,685.01)

(1) The Bridge Loan Notes accrued interest prior to conversion into the Regulation D offering. Each Bridge Loan investor converted their respective Bridge Loan Notes into 8% Convertible Debentures in the Regulation D offering. The principal amount of the 8% Convertible Debentures for such investors includes interest accrued on the Bridge Loan Notes.

(2) The conversion has been calculated based on the maximum number of shares the investors can receive in accordance with the 8% Convertible Debentures.

(3) The percentages are based on a total of 221,218,567 shares. This number has been calculated as follows: outstanding shares as of November 6, 2001 - 131,475,066; plus maximum amount of shares registered - 92,468,501; less 2,725,000 shares previously issued as part of the shares being registered. The maximum number of shares is based on a conversion price of $0.01 per share.

(4) The principals for the following corporations are as follows: Kador Investment Co. Ltd.: Gerald Selbst; Starling Corp.: Lawrence Abrams; and Farnsworth Associates, Inc.: Michael Koretsky; Perrin Holden & Davenport Capital Corp. - Nelson Braff and Jody Eisenman; and Intercontinental Capital Corp. - Gerald Alexander.

To date, we have issued the following shares to the Regulation D Investors which shares were issued as part of the December 2000 bridge loan agreements:

Kador Investment Co. Ltd. - 500,000 shares; Ted Liebowitz - 500,000 shares; Starling Corp. - 1,000,000 shares; Jacqueline Balough - 125,000 shares Rina Sugarman - 350,000 shares; Leon Kahn - 250,000 shares. These shares are included in the above table and are being registered for resale in this document.

Terms of the Regulation D Offering

Each Regulation D Investor received an 8% Convertible Debenture in the principal amount set forth above. The debentures are all dated January 16, 2001 are for a term of 5 years and accrue interest at the rate of 8% per annum. At our option, interest on the Debentures may be payable by conversion into our Common Stock. Notwithstanding same, we must pay interest in cash prior to this registration statement becoming effective.

The Debentures may be converted into our common stock by multiplying the conversion amount that a Regulation D Investor converts times 65% or the Conversion Factor of the market price of our common stock. The market price is calculated by averaging the 3 lowest closing bid prices on our common stock for the 10 trading days prior to conversion. We executed a Registration Rights Agreement with each Regulation D Investor. Such agreement requires us to register the maximum number of shares issuable upon conversion of the Debentures. In addition, the Registration Rights Agreement requires this registration statement to become effective by May 31, 2001 or the Conversion Factor shall decrease based on the following:

September 29, 2001 or later: 50%

Additional terms of the Regulation D offering are as follows:

o If a Valuation Event occurs, we are required to notify the Regulation D investors within 2 days. The Regulation D investors may convert the Debentures based on the current Market price of our common stock on any trading day during the valuation period, which is 10 trading days prior to conversion. A Valuation Event includes, but is not limited to, such events as subdividing or combining our common shares, distribution of our common shares, issuance of our common shares or our warrants or options at prices lower than our closing bid price on such date.

o The Regulation D investors can not convert the Debentures to cause any investor to own 10% or more of our issued and outstanding common stock at any time.

o We have the option to redeem the Debentures at any time prior to conversion at a price equal to 130% of the principal amount of any Debenture plus accrued interest at the time of conversion.

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

                EXHIBIT INDEX

     2.0  Plan of Reincorporation (1)

     3.1 Articles of Incorporation of The Auxer Group, Inc. and Articles of Amendment (1) (6)

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

     10.8  Merchant Financial Corp. Agreement (6)

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

     10.11 PMR and Associates Management Consulting Services Agreement dated July 1, 1999 (1)

     10.12 Employment Agreement - Eugene Chiaramonte, Jr. (5)

     10.13 Employment Agreement - Ronald Shaver (4)

     10.14 Employment Agreement and Addendum - Ernest DeSaye, Jr. (1)

     10.15 Employment Agreement - Mustafa Qattous (6)

     10.16 Joint Venture Agreement between Harvey Westbury Corp. and USA United Suppliers of America, Inc. (6)

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

(2) Incorporated by reference to the Registrant's Form 8-K filed October 11, 2000 (SEC File No. 0-30440)

(3) Incorporated by reference to the Registrant's Form 8-K filed September 8, 2000 (SEC File No. 0-30440)

(4) Incorporated by reference to the Registrant's Form S-8 filed May 23, 2000 (SEC File No. 333-37620)

(5) Incorporated by reference to the Registrant's Form S-8 filed May 25, 2000 (SEC File No. 333-37788)

(6)  Filed with the original Form 10-KSB on March 22, 2001 (SEC File No.
     0-30440)

(b) On November 7, 2000, we filed an 8-K Amendment with the Securities and Exchange Commission for the Contract for the Sale of Goods between Auxer Telecom, Inc. a wholly owned subsidiary of The Auxer Group, Inc. and Chasin of Long Beach, Inc. d/b/a/ Colbie Pacific Capital ("Colbin") dated August 25, 2000. (See SEC File No. 0-30440)

     On October 11, 2000 and December 8, 2000 (amendment ), we filed
     8-K's with the Securities and Exchange Commission for the Asset Purchase Agreement effective September 27, 2000 between Clifton Telecard Inc., a wholly owned subsidiary of the Auxer Group, Inc. and Clifton Telecard Alliance Inc. which included financial statements of Clifton Telecard Inc. (See SEC File No. 0-30440)

     On May 31, 2001, we filed an 8-K with the Securities and Exchange Commission for the Stock Purchase Agreement effective May 16, 2001 with Kattosko Communications, Inc. for the sale of all of the issued and outstanding shares of Clifton Telecard, Inc.

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

Dated: November 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                 Date
----                                -----                                 ----

/s/ Euguen Chiaramonte, Jr.         Chief Executive Of                    November 12, 2001
---------------------------         President and Director

/s/ Ron Shaver                      Executive Vice President              November 12, 2001
---------------------------
