Form 10QSB
period 2001-09-30
AUXER GROUP INC
filed 2001-11-14
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                    Yes   X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2001, the Company had 131,475,066 shares of Common Stock outstanding, $0.001 par value.

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

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

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

         Consolidated Statement of Changes in Stockholders' Equity               F-6

         Condensed Consolidated Statement of Cash Flows                          F-7

         Notes to Consolidated Financial Statements                              F-8-18

To the Board of Directors
of The Auxer Group, Inc.
West Paterson, NJ 07424
                         Independent Accountant's Report

We have reviewed the accompanying balance sheet of The Auxer Group, Inc. and consolidated subsidiaries as of September 30, 2001 and the related statements of income, retained earnings and cash flows for the three months ended September 30, 2001 and September 30, 2000. These financial statements are the responsibility of the company's management.

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

KALOSIEH, SHACKIL & MEOLA, CPAs PA

October 31, 2001

                              THE AUXER GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Current assets:
              Cash                                                               $ 71,583

              Accounts receivable (net of allowances $55,347)                     297,734

              Note receivable                                                     100,000

              Inventory                                                           716,457

              Prepaid expenses                                                      2,500
                                                                           ---------------
              Total current assets                                              1,188,274
                                                                           ---------------
Property and Equipment

              Vehicles                                                             42,347

              Furniture and fixtures                                               23,027

              Machinery and equipment                                             654,028

              Leasehold improvements                                                2,121
                                                                           ---------------
                                                                                  721,523

              Less:    accumulated depreciation                                  (202,935)
                                                                           ---------------
              Property and equipment (Net)                                        518,588
                                                                           ---------------
Other assets:

              Security deposit                                                     44,040

              Other receivables                                                   255,289
                                                                           ---------------
              Total other assets                                                  299,329
                                                                           ---------------
Total assets                                                                  $ 2,006,191
                                                                           ===============

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

  Liabilities and Stockholders' Equity

Current liabilities
       Accounts payable and accrued expenses                              $ 447,138

       Deferred sales                                                       370,000

       Notes payable                                                        721,031

       Notes payable-shareholders                                            58,631
                                                               ---------------------

Total current liabilities                                                 1,596,800

Long-term liabilities

       Notes payable, less current maturities                                 1,491

       Notes payable-convertible debt                                       911,685
                                                               ---------------------

       Total long-term liabilities                                          913,176
                                                               ---------------------

Total liabilities                                                         2,509,976

Stockholders' equity

       Capital stock - authorized 1,000,000,000 shares                      131,447
       $.001 par value per share, 131,437,030 shares
       outstanding

       Preferred stock - authorized 25,000,000 shares                         2,750
       $.001 par value per share, 2,750,000 shares
       outstanding

       Additional paid in capital                                        10,035,388

       Accumulated deficit                                              (10,673,370)


Total stockholders' equity                                                 (503,785)
                                                               ---------------------

Total liabilities and stockholders' equity                              $ 2,006,191
                                                               =====================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

                                                       Three Months Ended           Nine Months Ended
                                                 Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 200  Sept. 30, 2000
                                                   -----------------------------------------------------------
Income                                                 $ 588,875    $ 953,215    $ 2,170,597   $ 2,004,133

Less:  Cost of goods sold                                554,386      812,525      1,936,848     1,517,978
                                                   ---------------------------  ---------------------------

Gross profit                                              34,489      140,690        233,749       486,155
                                                   ---------------------------  ---------------------------
Operations:

      General and administrative                         433,644    1,531,411      2,623,949     2,435,419

      Depreciation and amortization                       35,333       22,618        104,392        31,464

      Interest expense                                    43,605        6,284        481,349        14,289
                                                   ---------------------------  ---------------------------

      Total expenses                                     512,582    1,560,313      3,209,690     2,481,172
                                                   ---------------------------  ---------------------------
Income (loss) from operations                           (478,093)  (1,419,623)    (2,975,941)   (1,995,017)

Other income (expense)

      Interest income                                        341            -          2,445             -

      Loss on abandonment of leasehold improvements            -            -              -        (2,518)
                                                   ---------------------------  ---------------------------
Income (loss) from continuing operations                (477,752)  (1,419,623)    (2,973,496)   (1,997,535)

Discontinued operations

      Income from operations of discontinued subsidiary        -            -         72,533             -

      Loss on disposal of subsidiary                           -            -       (147,757)            -
                                                   ---------------------------  ---------------------------
                                                               -            -        (75,224)            -
                                                   ---------------------------  ---------------------------

Net income (loss)                                       (477,752)  (1,419,623)    (3,048,720)   (1,997,535)

Accumulated deficit at beginning                     (10,195,618)  (5,406,730)    (7,624,650)   (4,828,818)
                                                   ---------------------------  ---------------------------

Accumulated deficit at end                          $(10,673,370)$ (6,826,353)  $ (10,673,370) $(6,826,353)
                                                   ===========================  ===========================
Net income (loss) per common share                       $ (0.01)     $ (0.01)       $ (0.02)      $ (0.02)
                                                   ===========================  ===========================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 Preferred   Preferred Stock  Common Stock Common Stock     Additional       Accumulated
                                   Stock     Par Value $.001  Shares       Par Value $.001  Paid in Capital  Deficit
                                  Shares        Amount                     Amount
                                    (A)                        (B)
                               -----------------------------------------------------------------------------------------
Balances at December 31, 1998              -           $ -   36,361,097      $ 36,361     $3,657,004       $ (3,853,690)

Common stock issued for cash                                 17,950,000        17,960        732,099

Common stock issued for services                                589,000           589         43,651

Common Stock Issued for debt

extinguishments                                               1,000,000         1,000          9,220

Common stock issued for
acquisition                                                     836,700           837         89,108

Stock issued                       2,750,000         2,750                                   409,750

Net loss for the year                                                                                          (975,127)
                               -----------------------------------------------------------------------------------------

Balances at December 31, 1999      2,750,000       $ 2,750   56,736,797      $ 56,747     $ 4,940,832      $ (4,828,817)
                               =========================================================================================

Common stock issued for cash                                 36,225,233        36,225       1,401,661

Common stock issued for goods
and services                                                  8,075,000         8,075       1,604,563

Common stock issued for
acquisition                                                   3,000,000         3,000         261,000

Net loss for the year
                               -----------------------------------------------------------------------------------------

Balances at December 31, 2000        2,750,000     $ 2,750  104,037,030     $ 104,047     $ 8,208,056      $ (7,624,650)
                               =========================================================================================


Common stock issued for services                             17,988,000        17,988         915,112

Interest expense on issuance of                                       -             -         390,722
convertible debt

Exercise of options                                           9,412,000       $ 9,412       $ 521,488

Net loss for nine months ended
September 30,2001                                                                                           (3,048,720)
                               ----------------------------------------------------------------------------------------

Balances at September 30, 2001   $ 2,750,000       $ 2,750  131,437,030     $ 131,447     $ 10,035,378    $(10,673,370)
                               ========================================================================================

Preferred stock, par value $.001, convertible to 10 shares of common stock, 25,000,000 shares authorized, 2,750,000 shares and outstanding at September 30, 2001.

Common stock, par value $.001, 1,000,000,000 shares authorized, 131,437,030 shares issued and outstanding at September 30, 2001.

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                            Sept. 30, 2001         Sept. 30, 2000
                                                           ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $ (3,048,720)          $ (1,997,535)
Depreciation and amortization                                        104,392                 31,464
Common stock issued for services                                     933,100              1,476,275
Interest expense on issuance of convertible debt                     390,722                      -
Loss on abandonment                                                        -                  2,518
                                                           ------------------     ------------------
                                                                  (1,620,506)              (487,278)
(Increase) decrease in:

      Accounts receivable                                          1,949,954               (646,392)
      Inventory                                                      510,350               (848,050)
      Prepaid expenses                                                30,605                 (8,000)
      Other receivables                                             (212,955)                     -
      Note receivable                                               (100,000)                     -

Increase (decrease) in:

      Accounts payable and accrued expense                        (1,703,468)             1,300,437
      Deferred sales                                                (476,364)                     -
                                                           ------------------     ------------------

TOTAL CASH FLOW FROM OPERATIONS                                   (1,622,384)              (689,283)

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of discontinued operations                  804,592                      -
      Purchase property, inventory and equipment                       7,426             (1,471,313)
      Security deposit                                                96,442                (17,483)
                                                           ------------------     ------------------

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                           908,460             (1,488,796)
                                                           ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from short-term debt
      Borrowings/payments under line of credit agreement (net)       (64,864)               709,334
      Payments on short-term debt                                   (843,322)               110,916
      Proceeds from long-term debt                                   911,685                 (4,907)
      Payments on long-term debt                                      (1,687)                 6,478
      Shareholder loan payable                                       (29,228)                (2,636)
      Sale of common stock                                                 -                 (8,148)
      Exercise of options                                            530,900              1,659,424
                                                           ------------------     ------------------

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                           503,484              2,470,461

NET INCREASE (DECREASE) IN CASH                                     (210,440)               292,382

CASH BALANCE BEGINNING OF PERIOD                                     282,023                  8,400
                                                           ------------------     ------------------

CASH BALANCE END OF PERIOD                                          $ 71,583              $ 300,782
                                                           ==================     ==================

          See accompanying notes to consolidated financial statements.

                              THE AUXER GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

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

     c.  Receivables

     Allowances against receivables are provided equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with review of current status of the existing receivables and amounted to $55,347 at September 30, 2001.

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

     Note 5 - Debt

     a.  Notes Payable

     The following is a summary of short-term-term debt at September 30, 2001:

     Notes Payable to Creative Capital, payable on
     demand plus interest at a rate of 8%                                          $  80,000

     Note payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000, one principal and interest payment of $458,000, secured by equipment. The parties have agreed
     to negotiate new forms as to due date and amount                                458,000

     Note payable to shareholders, payable on demand
     with no interest                                                                180,900
                                                                                     -------

                                                                                    $718,900

     Long-term debt is as follows:

     11.5% installment note, collateralized by vehicle,
     payable in monthly installments of  $188 with the
     final payment due May, 2003                                                       3,622

                           Less current maturities                                    (2,131)
                                                                                        -----

                                                                                   $   1,491

         b.  Notes Payable - Convertible Debt

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

         In connection with the issuance, the Company recorded interest expenses related to the conversion feature in the amount of $390,722 for the nine months ended September 30, 2001.

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

     Segment Profit or Loss

     The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value. Operating expenses attached to a segment are identified and allocated accordingly. Merger and acquisition expenses not identified with a segment are allocated to the parent company.

The Company's condensed consolidated balance sheet consists of the following subsidiary components as of September 30, 2001:

                                                                                       Intercompany    Auxer Group, Inc.
                                          Parent     Automotive Group   Telecom Group  Eliminations    Consolidated
                                          ------     ----------------   -------------  ------------    ------------
Balance Sheet
Current Assets                              $ 72,105        $ 807,597   $ 308,572.00          $ -    $ 1,188,274
Fixed Assets (net)                             9,881           55,059        453,648            -        518,588
Other Assets                               3,971,852            2,429         21,528   (3,696,480)       299,329
                                       ------------------------------------------------------------------------
Total Assets                               4,053,838          865,085        783,748   (3,696,480)     2,006,191
                                       ========================================================================

Liabilities & Stockholders' Equity

Current Liabilities                          477,869        2,391,144      2,324,208   (3,596,421)     1,596,800
Long Term liabilities                        913,176                -              -            -        913,176
Stockholders' Equity                       2,662,793       (1,526,059)    (1,540,460)    (100,059)      (503,785)
                                       ------------------------------------------------------------------------

Total liabilities and stockholders' equity 4,053,838          865,085        783,748   (3,696,480)     2,006,191
                                       ========================================================================

The Company's condensed consolidated statement of operations for the nine months ended September 30, 2001:

Statement of operations

Revenues                                           -          944,131      1,226,466            -      2,170,597
Costs of goods sold                                -          684,248      1,252,600            -      1,936,848
                                       ------------------------------------------------------------------------
Gross profit                                       -          259,883        (26,134)           -        233,749
Operating expenses                         2,080,020          380,009        749,661            -      3,209,690
                                       ------------------------------------------------------------------------
Income (loss) from operations             (2,080,020)        (120,126)      (775,795)           -     (2,975,941)
Other income (expense):
Interest income                                1,009                -          1,436            -          2,445
                                       ------------------------------------------------------------------------
Income (loss) from continuing operations  (2,079,011)               -       (774,359)           -     (2,973,496)
Discontinued operations                      (75,224)               -              -            -        (75,224)
                                       ------------------------------------------------------------------------
Net Income (loss)                         (2,154,235)        (120,126)      (774,359)           -     (3,048,720)
                                       ========================================================================

The Company's condensed consolidated statement of operations for the nine months ended September 30, 2000:

Statement of operations

Revenues                                           -        1,417,829        586,304            -      2,004,133
Costs of goods sold                                -          955,010        562,968            -      1,517,978
                                       ------------------------------------------------------------------------
Gross profit                                       -          462,819         23,336            -        486,155
Operating expenses                         1,902,087          465,338        113,747            -      2,481,172
                                       ------------------------------------------------------------------------
Income (loss) from operations             (1,902,087)          (2,519)       (90,411)           -     (1,995,017)
Other income (expense)                        (2,518)               -              -            -         (2,518)
Interest Income                                    -                -              -            -              -
                                       ------------------------------------------------------------------------
Net Income (loss) before
 extraordinary items                      (1,904,605)          (2,519)       (90,411)           -     (1,997,535)
                                       ========================================================================

The Company's condensed consolidated statement of operations for the three months ended September 30, 2001:

Statement of operations

Revenues                                           -          286,348        302,527            -        588,875
Costs of goods sold                                -          255,769        298,617            -        554,386
                                       ------------------------------------------------------------------------
Gross profit                                       -           30,579          3,910            -         34,489
Operating expenses                           248,019          125,098        139,465            -        512,582
                                       ------------------------------------------------------------------------
Income (loss) from operations               (248,019)         (94,519)      (135,555)           -       (478,093)
Other income (expense):
Interest income                                   60                -            281            -            341
                                       ------------------------------------------------------------------------
Income (loss) from continuing operations    (247,959)         (94,519)      (135,274)                   (477,752)
Discontinued operations                                             -              -            -              -
                                       ------------------------------------------------------------------------
Net Income (loss)                           (247,959)         (94,519)      (135,274)           -       (477,752)
                                       ========================================================================

The Company's condensed consolidated statement of operations for the three months ended September 30, 2000:

Statement of operations

Revenues                                           -          953,215              -            -        953,215
Costs of goods sold                                -          812,525              -            -        812,525
                                       ------------------------------------------------------------------------
Gross profit                                       -          140,690              -            -        140,690
Operating expenses                         1,316,835          243,478              -            -      1,560,313
                                       ------------------------------------------------------------------------
Income (loss) from operations             (1,316,835)        (102,788)             -            -     (1,419,623)
Other income (expense)                             -                -              -            -              -
Interest Income                                    -                -              -            -              -
                                       ------------------------------------------------------------------------
Net Income (loss) before
 extraordinary item                      $(1,316,835)      $ (102,788)           $ -          $ -   $ (1,419,623)
                                       ========================================================================

         Note 12 - Stock Option Plan

         The Company has a Stock Option Plan (Plan) under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is 2 million shares. As of September 30, 2001 the maximum number of shares available for future grants under the Plan is 0 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                     Number of         Weighted Average Exercise
                                                      Shares                    Price
         Outstanding at December 31, 2000                          0                     0
         Granted                                           2,000,000                    05
         Exercised                                                 0                     0
         Cancelled                                                 0                     0
                                                     ---------------                --------
         Outstanding at September 30, 2001                 2,000,000                 $0.05

         Options exercisable at

                  December 31, 2000                                0                     0
                                                         ===========               ========
         Options exercisable at
                  September 30, 2001                       2,000,000                 $0.05
                                                         ===========               ========

         The following tables summarize information about stock options outstanding and exercisable at September 30, 2001:

                                                 Stock Options Outstanding

         Range of Exercise Number of Share              Weighted Average      Weighted Average
                    Price                                Outstanding          Remaining Contractual        Exercise Price
                    -----                                -----------                                       ---------------
                                                                              Life in Years
                    $0.05                                2,000,000                     4.0                     $0.05
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
                         =====                    =========                          =====

The Company accounts for its plan under APB Option No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation expense is recognized in the Company's financial statements when the exercise price of the Company's employee stock options is less than the market price of the Company's common stock on the date of grant. There were no compensation costs related to the stock option plan recorded for the nine months ended September 30, 2001 and September 30, 2000, respectively.

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

         Summarized results of operations for the subsidiary at September 30, 2001 consist of the following:

         Net Sales                               $9,964,767
         Income from Discontinued Operations     $   72,533

Item 2. Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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

Results of Operations for the Nine Months Ended September 30, 2000 and 2001.

The Auxer Group had sales of $2,170,597 for the nine months ended September 30, 2001 as compared to sales of $2,004,133 for the quarter ended September 30, 2000. The increase in sales was attributed to the revenues from CT Industries prepaid phone cards. The Auxer Group had net losses of $3,048,720 for the nine months ended September 30, 2001 as compared to net losses of $1,997,535 for the nine months ended September 30, 2000. The increase in net losses was primarily attributed to the operating expenses associated with Auxer Telecom operation in Los Angeles, California, and the operations of Clifton Telecard, Inc, which was disposed of on May 16, 2001.

The Auxer Group had general and administrative expenses of $2,623,949 for the Nine months ended September 30, 2001 as compared to general and administrative expenses of $2,435,419 for the nine months ended September 30, 2000. The increase in these expenses was attributed to the general and administrative expenses related to the telecom group, which includes Auxer Telecom, Inc. and CT Industries, Inc. The Auxer Group had interest expenses of $481,349 for the nine months ended September 30, 2001 as compared to $14,289 for the nine months ended September 30, 2000. The increase in these expenses was due to the interest expense related to the convertible note financing in January 2001. Given the acquisition and disposition of Clifton Telecard, the results from operations from period to period are not necessarily comparable.

Our principle source of revenue has been the telecom group's prepaid phone cards and the automotive group's automotive aftermarket accessories and specialty parts.

Our telecom group consists of CT Industries, which is a wholesale distributor of prepaid phone cards and Auxer Telecom, which is a telecommunications reseller. Generally, each type of prepaid phone card is available in $5, $10 and $20 denominations. With the exception of the private label phone cards, which CT Industries prints and activates itself, CT Industries purchases pre-printed, pre-activated phone cards from each of the applicable telecommunications resellers or carriers and distributes the cards through its network of independent distributors. CT Industries is in the process of developing the X-Factor product line, which may contain feature products, such as The X Cell Phone and the X Calling Card, the later of which is already being distributed nationally. Additionally, CT Industries is attempting to gain distribution in all 50 states as soon as possible. As of November 2001, CT Industries currently had sold to distributors in 28 states. CT Industries is an independent company unrelated to Clifton Telecard, which was formerly owned by the Auxer Group and sold on May 16, 2001. The two companies continue to have a vendor/client relationship. The two companies don't have any agreements outlining this relationship. CT Industries handles walk-in customers in the West Paterson, NJ area and will also provide warehouse space to handle inventory.

The automotive group currently has two subsidiaries selling automotive products. Hardyston Distributors, doing business as The Mechanics Depot, distributes a variety of automotive hard parts and Harvey Westbury, which distributes automotive aftermarket accessory products including products under the names Easy Test and Garry's Royal Satin.

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

On April 16, 2001, management announced that Clifton Telecard's fourth quarter sales were on a $34 Million annualized pace and that CT Industries' projected a sales pace equivalent to its sister company, Clifton Telecard, by the third quarter of 2001. These projections were based on Clifton Telecard's client base and management's estimate of potential growth. The $34 Million pace was extrapolated by multiplying Clifton Telecard's fourth quarter 2000 sales of $8.5 Million by four quarters. As of November 2001 CT Industries has distribution in twenty-eight states. Its current business plan is to obtain distribution throughout all 50 states. CT Industries currently has no new distribution agreements in place.

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

Management decided to divest of Clifton Telecard due to its declining profitability. Additionally, management believed that CT Industries represented potentially higher profit margins. During the third quarter, management estimates the sale of Clifton Telecard impacted The Auxer Group's total revenues were reduced by approximately $5.5 Million. Management expects the impact of the sale of Clifton Telecard to be approximately a $2 to 3 Million reduction in revenue for the fourth quarter. Impact estimates are based on estimated quarterly revenues of Clifton Telecard of approximately $6 Million. Clifton Telecard represented approximately 96 percent or $7 Million of The Auxer Group's revenue base during the first quarter of 2001. These projections are based on CT Industries current and potential client base and plans to develop and introduce new products. Clifton Telecard represented approximately 97 percent or $6.9 Million of Auxer's cost of goods and approximately 15 percent or $281,000 of Auxer's general and administrative expenses. Management estimates the impact of the sale of Clifton on the assets of Auxer to be a reduction of approximately $3,000,000 and on the liabilities of Auxer to be a reduction of approximately $3,000,000 based on the terms of the sale agreement and the forgiveness of intercompany debts.

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

Internal and External Sources of Liquidity

Our subsidiary, Harvey Westbury had a credit facility agreement with Merchant Financial Corporation. The credit facility up to $400,000 against a fixed percentage of 75% of eligible accounts receivable and up to 40% of the eligible inventory. The interest rate on the line of credit was calculated at a rate equal to the prime rate plus 5% per annum above the prime rate of 6.75% effective June 28, 2001. The credit facility agreement required a commitment fee of 1% of the maximum credit line on each anniversary date of the signing of the agreement. The anniversary date was July 11, 2000. On July 11, 2001, the agreement was terminated. Both parties mutually agreed not to extend the terms of the credit facility. Merchant Financial Corporation determined the account did not meet minimum outstanding balances sufficient for justifying administration costs. On September 26, 2001, the outstanding balance for the credit facility with Merchant was paid in full. By terminating this credit facility, Harvey Westbury could be prevented from receiving adequate funding to properly operate and pay for product on a timely basis.

In January 2001, we refinanced our note payable to shareholders listed in the Selling Security Holder section in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures which are due on January 16, 2006, totaling $911,685, plus interest. The Debentures may be converted into our common stock by multiplying the conversion amount that a Regulation D Investor converts times 65% or the Conversion Factor of the market price of our common stock. The market price is calculated by averaging the 3 lowest closing bid prices on our common stock for the 10 trading days prior to conversion. We executed a Registration Rights Agreement with each Regulation D Investor. Such agreement requires us to register the maximum number of shares issuable upon conversion of the Debentures. In addition, the Registration Rights Agreement requires this registration statement to become effective by May 31, 2001 or the Conversion Factor shall decrease based on the following: August 30, 2001 to September 28, 2001: 52 1/2% and September 29, 2001 or later: 50%

For the nine months ended September 30, 2001, the Company paid for operations by raising $503,484 through common stock issuance and debt borrowings after payments to short term debts. The Company had Notes Payable to shareholders of $58,631, had other notes payable of $721,031, and notes payable convertible debt of $911,685 on September 30, 2001. The agreement with Merchant Financial Corporation was terminated on July 11, 2001. Both parties mutually agreed not to extend the terms of the credit facility. Merchant Financial Corporation determined the account did not meet minimum outstanding balances sufficient for justifying administration costs. On September 26, 2001, the outstanding balance for the credit facility with Merchant was paid in full. By terminating this credit facility, Harvey Westbury could be prevented from receiving adequate funding to properly operate and pay for product on a timely basis.

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

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE AUXER GROUP, INC.
                              (Registrant)

Date: November 14, 2001       /s/Eugene Chiaramonte, Jr.
                              ---------------------------
                                 Eugene Chiaramonte, Jr.
                                 President, Chief Executive
                                 Officer and Director