Form 10KSB/A
period 2000-12-31
AUXER GROUP INC
filed 2001-12-06
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 4, 2001, was: $1,278,645 (based on a stock price of $.01).

Number of shares of the registrant's common stock outstanding as of December 4, 2001 is: 131,475,066

Number of shares of the registrant's preferred stock outstanding as of December 4, 2001 is: 2,750,000.

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

Pursuant to Section 12(1) of the 1933 Act, the statute of  limitations  for this type of claim is one year after the date of the alleged violation. Thus, the limitation period began to run as soon as the violation of Section 5 has occurred, regardless of whether an investor was aware of the violation. In this case, the Section 5 violation was the sale by us of unregistered securities from

January  1998 to January  2000.  As of December 4,  2001,  if Section 5 of the

Securities Act of 1933 was violated, no claims could be made since these violations occurred more than one year ago.

The Regulation D, Rule 504 Offerings discussed above may have violated securities laws of several states in connection with the issuance of our common stock. Holders of these securities may be able to make a claim to rescind the sale or issuance of these securities to them and demand a return of the purchase price paid for these shares. We are not aware of any pending claims of recission against us. Nevertheless, it is possible that a claim could be made by one or more of the holders of our securities under state law since the statute of limitations for violating state securities laws varies from state to state. If a state court were to hold that we violated state securities laws, we could be forced to rescind the sales of our securities, requiring significant monetary payments to the claiming owners equaling approximately $494,000. These claims, if successful, could significantly exceed our cash reserves and require us to borrow funds and would materially and negatively affect our results of operations and financial condition.

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

As discussed in Note 16 to the financial statements, the Company's 2000 and 1999 financial statements have been restated.

KALOSIEH, SHACKIL & MEOLA, CPAs PA
/s/ Kalosieh, Shackil & Meola, CPA's PA

Fair Lawn, New Jersey

November 30, 2001

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
                                                             ====================    ===================


                              THE AUXER GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

  Liabilities and Stockholders' Equity
                                                             Year End             Year End
                                                          December 31, 2000    December 31, 1999
Current liabilities
       Accounts payable and accrued expenses                 $ 2,150,606        $   107,887

       Credit line                                                64,849             31,368

       Deferred sales                                            846,363                 --

       Notes payable                                           1,564,353             82,523

       Notes payable-shareholders                                 87,859             77,390
                                                             -----------        -----------

Total current liabilities                                      4,714,030            299,168

Long-term debt, less current maturities                            3,178              1,155
                                                             -----------        -----------

Total liabilities                                              4,717,208            300,323

Common Stock subject to rescission                             1,361,625          1,238,225

Stockholders' equity

       Capital stock - authorized 1,000,000,000 shares           104,047             56,747
       $.001 par value per share 104,037,030 and
       56,736,797 shares outstanding  in 2000 and
       1999 respectively

       Preferred stock - authorized 25,000,000 shares              2,750              2,750
       $.001 par value per share, 2,750,000 shares
       outstanding in 2000 and 1999 respectively

       Additional paid in capital                              6,846,431          3,702,607

       Accumulated deficit                                    (7,624,650)        (4,828,817)
                                                             -----------        -----------

Total stockholders' equity                                      (671,422)        (1,066,713)
                                                             -----------        -----------

Total liabilities and stockholders' equity                   $ 5,407,411        $   471,835
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
                                                      ============        ===========

                              THE AUXER GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Preferred  Preferred Stock Common Stock    Common Stock     Additional   Accumulated
                                    Stock    Par Value $.001    Shares     Par Value $.001  Paid in Capital  Deficit
                                   Shares        Amount                         Amount
                                   ------        ------                         ------
                                     (A)                         (B)

Balances at December 31, 1998              -            $ -     36,361,097         $ 36,361    $ 3,168,779 $ (3,853,690)
                                 ---------------------------------------------------------------------------------------

Common stock issued for cash                                    17,950,000           17,960        732,099

Common stock issued for services                                   589,000              589         43,651

Common Stock Issued for debt

extinguishments                                                  1,000,000            1,000          9,220

Common stock issued for
acquisition                                                        836,700              837         89,108

Stock issued                       2,750,000          2,750                                        409,750

Net adjustment for common stock
 subject to rescission rights                                                                     (750,000)

Net loss for the year                                                                                          (975,127)
                                 ---------------------------------------------------------------------------------------

Balances at December 31, 1999      2,750,000        $ 2,750   $ 56,736,797         $ 56,747    $ 3,702,607 $ (4,828,817)
                                 =======================================================================================

Common stock issued for cash                                    36,225,233           36,225      1,401,661

Common stock issued for goods
and services                                                     8,075,000            8,075      1,604,563

Common stock issued for
acquisition                                                      3,000,000            3,000        261,000

Net adjustment for common stock
 subject to rescission rights                                                                     (123,400)

Net loss for the year                                                                                        (2,795,833)
                                 ---------------------------------------------------------------------------------------

Balances at December 31, 2000      2,750,000        $ 2,750    104,037,030        $ 104,047    $ 6,846,431 $ (7,624,650)
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

The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2000:

                                                                                         Intercompany    Auxer Group, Inc.
                                            Parent     Automotive Group  Telecom Group   Eliminations    Consolidated
                                            ------     ----------------  -------------   ------------    ------------
Balance Sheet
Current Assets                                $ 65,636         $ 841,707 $2,882,280.00          $ -     $ 3,789,623
Fixed Assets (net)                              11,192            62,469       556,719            -         630,380
Other Assets                                 3,993,672            36,863       922,961   (3,966,088)        987,408
                                        ----------------------------------------------------------------------------
Total Assets                                 4,070,500           941,039     4,361,960   (3,966,088)      5,407,411
                                        ============================================================================

Liabilities & Stockholders' Equity

Current Liabilities                          1,191,777         2,691,189     3,733,092   (2,902,028)      4,714,030
Long Term liabilities                                -             3,178             -            -           3,178
Common Stock subject to rescission           1,361,625                 -             -            -       1,361,625
Stockholders' Equity                         1,517,098        (1,753,328)      628,868   (1,064,060)       (671,422)
                                        ----------------------------------------------------------------------------
Total liabilities and stockholders' equity   4,070,500           941,039     4,361,960   (3,966,088)      5,407,411
                                        ============================================================================

The Company's consolidated statement of operations for the year ended December
31,2000:

Statement of operations

Revenues                                             -         1,705,952     9,287,618            -      10,993,570
Costs of goods sold                                  -         1,150,370     8,873,890            -      10,024,260
                                        ----------------------------------------------------------------------------
Gross profit                                         -           555,582       413,728            -         969,310
Operating expenses                           2,435,528           582,575       749,560            -       3,767,663
                                        ----------------------------------------------------------------------------
Income (loss) from operations               (2,435,528)          (26,993)     (335,832)           -      (2,798,353)
Other income (expense):
Interest income                                  4,337                 -           700            -           5,037
Loss on abandonment                             (2,517)                -             -            -          (2,517)
                                        ----------------------------------------------------------------------------
Net Income (loss)                           (2,433,708)          (26,993)     (335,132)           -      (2,795,833)
                                        ============================================================================

The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 1999:

                                                                                         Intercompany    Auxer Group, Inc.
                                            Parent     Automotive Group  Telecom Group   Eliminations    Consolidated
                                            ------     ----------------  -------------   ------------    ------------
Balance Sheet
Current Assets                                 $ 4,089         $ 410,689           $ -          $ -       $ 414,778
Fixed Assets (net)                               9,171            23,587             -            -          32,758
Other Assets                                 2,022,686             6,813             -   (2,005,200)         24,299
                                        ----------------------------------------------------------------------------
Total Assets                                 2,035,946           441,089             -   (2,005,200)        471,835
                                        ============================================================================

Liabilities & Stockholders' Equity

Current Liabilities                            134,288           164,880             -            -         299,168
Long Term liabilities                                -         2,006,355             -   (2,005,200)          1,155
Common Stock subject to rescission           1,238,225                 -             -            -       1,238,225
Stockholders' Equity                           663,433        (1,730,146)            -            -      (1,066,713)
                                        ----------------------------------------------------------------------------
Total liabilities and stockholders' equity   2,035,946           441,089             -   (2,005,200)        471,835
                                        ============================================================================

The Company's consolidated statement of operations for the year ended December
31, 1999:

Statement of operations

Revenues                                             -           871,259             -            -         871,259
Costs of goods sold                                  -           622,210             -            -         622,210
Gross profit                                         -           249,049             -            -         249,049
Operating expenses                             658,794           665,868             -            -      (1,324,662)
                                        ----------------------------------------------------------------------------
Income (loss)                                 (658,794)         (416,819)            -            -      (1,075,613)
Other income (expense)                               -                 -             -            -
Interest Income                                    706                 -             -            -             706
                                        ----------------------------------------------------------------------------
Net Income (loss) before extraordinary items  (658,088)         (416,819)            -            -      (1,074,907)

Extraordinary item, gain on forgiveness of debt 99,780                 -             -            -          99,780
                                        ----------------------------------------------------------------------------

Net Income (loss)                             (558,308)         (416,819)            -            -        (975,127)
                                        ============================================================================

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

The Company has potential liability attributable to common stock rescission rights as follows:

                Year Ending December 31:                Shares                        Amount
                ------------------------                ------                        ------
                1998                                    16,555,200              $      488,255
                1999                                    34,512,000                   1,238,225
                2000                                    39,440,000                   1,361,625
                2001                                    21,792,157                     509,000
                2002                                     5,446,079                      61,250
                2003                                     3,446,079                      41,250

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

Note 16 - Restatement
          -----------

The Company restated its financial statements to disclose potential liability attributable to common stock rescission rights. The net effect of this change was to reclassify $1,361,625 and $1,238,225 at December 31, 2000 and 1999 respectfully, out of stockholders' equity into common stock subject to rescission on the balance sheet.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

The following table sets forth information regarding the Auxer Group's common and preferred stock beneficially owned on December 4, 2001, for (i) each shareholder known by the Auxer Group to be the beneficial owner of 5% or more of the Auxer Group's outstanding common and preferred stock, (ii) each of the Auxer Group's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At December 4, 2001, there were 131,475,066 shares of common stock outstanding and 158,975,066 shares of common stock on a fully diluted basis if preferred shares were converted at the rate of 10 shares of common stock for each share of preferred stock and 2,750,000 shares of preferred stock outstanding. Class of Security- Common Stock

                                               Number of Shares of
Name of Beneficial                             Common Stock                       % of Beneficial
Identity of Group                              Beneficially Owned                 Ownership
                                               ------------------                 ---------

Eugene Chiaramonte, Jr.                           17,173,886                       13.06%

Ronald Shaver                                     13,100,000                        9.96%

Ernest DeSaye, Jr.                                   836,700                        0.63%

Ryan Shaver                                                0                           0%

Nadia Mustafa                                              0                           0%

Starling Corp.(1)                                 20,260,000                        8.05%
c/o Perrin Holden Davenport Capital Corp.
5 Hanover Square, Mezzanine Level
New York, New York 10004

Ted Liebowitz (2)                                 17,630,000                        7.01%

All Executive Officers and Directors
as a Group (  5 persons)                            31,110,586                     23.66%


Class of Security- Preferred Stock

Name and Address of                             No. of Shares                   Percent
Beneficial Owner                                Beneficially Owned              of Class
                                                ------------------              --------
Eugene Chiaramonte, Jr.                           1,500,000                      54.5%
                                                  Converts To:
                                                  15,000,000
                                                  Common Stock

Ronald Shaver                                     1,250,000                      45.5%
                                                  Converts To:
                                                  12,500,000
                                                  Common Stock

All Executive Officers and Directors
as a Group (2 persons)                            2,750,000                       100%

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

(3) The percentages are based on a total of 221,218,567 shares. This number has been calculated as follows: outstanding shares as of December 4, 2001 - 131,475,066; plus maximum amount of shares registered - 92,468,501; less 2,725,000 shares previously issued as part of the shares being registered. The maximum number of shares is based on a conversion price of $0.01 per share.

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

Dated: December 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                 Date
----                                -----                                 ----

/s/ Eugene Chiaramonte, Jr.         Chief Executive Of                    December 5, 2001
---------------------------         President and Director

/s/ Ron Shaver                      Executive Vice President              December 5, 2001
---------------------------
