Form 10KSB
period 2001-12-31
AUXER GROUP INC
filed 2002-04-15
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $2,714,018

Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of December 31, 2001, was: $36,106 (based on a stock price of $.01).

Number of shares of the registrant's common stock outstanding as of December 31, 2001 is: 138,117,077.

Number of shares of the registrant's preferred stock outstanding as of December 31, 2001 is: 2,750,000.

Transfer Agent as of December 31, 2001:

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

In August 1997, shareholders of Auxer voted to exchange their shares on a one for one basis for shares in The Auxer Group, Inc., the new Delaware corporation. The Auxer Group, was incorporated in the State of Delaware on August 11, 1997 and was authorized to issue 25,000,000 shares at $.001 par value. Of those shares, 20,000,000 shares were common stock, while the remaining 5,000,000 shares were preferred stock. On September 22, 1997, the Auxer Group filed an amendment to its articles of incorporation whereby it increased its authorized shares to 75,000,000. Of those shares, 50,000,000 shares are preferred stock. In August 1997, Auxer merged into the Auxer Group. Effective on or about August 7, 1997, the Auxer Group began trading on the OTC Electronic Bulletin Board under the symbol AXGI. In June 1998, the Auxer Group divested itself of its software business for the amount of the investment, $353,000, which was received in the form of a promissory note. As of September 30, 1999, the Auxer Group determined the collectability of the promissory note was doubtful and wrote it off.

On March 19, 1999, the Auxer Group amended its articles of incorporation to increase the number of shares the Auxer Group had authority to issue to 175,000,000 shares. Of such shares, 150,000,000 shares are common stock, while the remaining 25,000,000 shares are preferred stock.

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

Auxer Telecom Inc. was incorporated on August 7, 2000 in Delaware. The Auxer Group acquired 2 telecommunications excel switching platforms, which is a series of equipment that enables companies to track and bill telecommunications traffic. These assets were placed into Auxer Telecom Inc. on August 24, 2000. At such time, Auxer Telecom Inc. was one of the Auxer Group's wholly owned subsidiaries. In August 2000, the Auxer Group added two members to the Auxer Telecom team: Samir Khalaf and Richard Lydiate. Mr. Khalaf is a special consultant in telecommunications, financing, acquisitions and international business. Richard Lydiate was responsible for the transition and overseeing of the switch operations group in Los Angeles, California. Mr. Lydiate also assembled a management team with experience in telecommunications sales & marketing, engineering, switch operations and customer services.

Presently, the Auxer Group is finalizing a settlement with Chasin of Long Beach (d/b/a Colbie Pacific Capital) whereby the switching platforms and related equipment will be surrendered to Chasin to satisfy the Auxer Group's obligation on the switches. The equipment will then be liquidated to pay the outstanding indebtness of $350,000. The indebtness is presently $478,000 but will be reduced to $350,000 if the Auxer Group complies with the settlement agreement. Any deficiency after liquidation will remain an obligation of the Auxer Group.

On September 21, 2000, the Auxer Group purchased the assets of Clifton Telecard Alliance, Inc., employed Mustafa Qattous and placed these assets in Clifton Telecard, Inc., one of the Auxer Group's wholly owned subsidiaries. Clifton

Telecard, Inc. was incorporated in Delaware on August 7, 2000. The Auxer Group issued 2,000,000 shares of its common stock plus $500,000 in cash and $200,000 in promissory notes to the shareholders of Clifton Telecard Alliance, Inc.

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

On May 16, 2001, The Auxer Group sold 100% of the stock of Clifton Telecard,
Inc.

On March 18, 2002, The Auxer Group dissolved its subsidiary Auxer Telecom, Inc., a Delaware corporation.

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

The Auxer Group is a holding company that has a Telecommunications Group that consists of one active subsidiary, CT Industries, a wholesale distributor of prepaid phone cards. The telecommunication group accounted for 65.0% of the revenue in 2001 and 10.5% of revenue in 2000 on a proforma basis less Clifton Telecard Alliance.

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

The automotive group accounted for 35.0% of revenue in 2001 and 89.5% of revenue in 2000 on a proforma basis less Clifton Telecard Alliance.

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

The retail outlets are serviced by independent distributors, which often distribute newspapers or other items to the retail outlets. As a wholesale distributor to these retail outlets, CT Industries which purchases large quantities of prepaid phone cards from a long distance carrier or reseller, and sells the cards in smaller quantities, together with cards from other carriers, to the independent distributor for ultimate distribution to the retail outlet. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used. For example, CT Industries may sell a phone card with a face value ( a value at which the end user would pruchase at the retail outlet) of $10 to a local distributor at a discount to the face value such as $7.50. The local distributor would in turn sell the same card to a retail outlet at a lesser discount to the face value such as $8.50 which in turn, would sell the card to an end user at face value, $10.

The Auxer Group believed entering the telecom industry in 2000 would be a good strategy as management believed the prepaid industry was a market that represented an opportunity to increase the Auxer Group's revenue. In 2000 management was introduced to opportunities to acquire distribution and telecommunications equipment.

Review Of Products

The telecom group has one subsidiary selling telecommunication services and products, CT Industries. Clifton Telecard, which was sold on May 16, 2001 distributed prepaid phone cards.

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

Marketing

CT Industries retail customers can use the prepaid phone cards it distributes at any touch tone telephone by dialing an access number, followed by a PIN, or personal identification number, assigned to each card and the telephone number the customer seeks to reach. The carrier's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call.

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

Source And Supply

CT Industries' arrangements with subcontractors and/or suppliers consists of both purchase orders for phonecards which is either prepaid or on credit, and purchasing time used to access network resources which is prepaid. The orders have no guarantees of supply and are based on demand and availability of resources and product; therefore, CT Industries may be at risk due to its inability to obtain products from its suppliers in a timely fashion. The risk is minimal since these products are easily accessible and several sources exist. CT Industries purchases these products and/or access time from several suppliers to include Access International, Qwest Communications, 9278 Communications, Blackstone Communications, Axiom Communications, IDT Communications, and Telestar.

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

Points Of Operation

CT Industries, Inc. maintains its headquarters and administrative operations in West Paterson, New Jersey. CT Industries maintains its main sales offices in West Paterson, New Jersey and Los Angeles, California.

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

Intellectual Property

CT Industries does not own any material property in the form of patents.

CT Industries, Inc. has 15 private label cards under the following trademarks: One Cent America, Jerusalem/Middle East,Kamustahan Philippines, Brazil Campeao, El Sol Mexicano, New Jersey Para Todos, Que Viva Mexico, Humsafar, AmerAsia Platinum, International Express Platinum, One Cent America Platinum, African Talk Platinum, El Sol Platinum and Kamustahan Platinum.

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

Review Of Products

The automotive group currently has two subsidiaries selling automotive products. Hardyston Distributors distributes a variety of automotive hard parts, which represents 100% of its sales, and currently representing approximately 44.0% of the Automotive Group's revenue during the year ending December 31, 2001. The Harvey Westbury product lines, which include the products under the names Easy Test and Garry's Royal Satin, represent the Automotive Group's other revenue of approximately 56.0%.

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

Employees

The Auxer Group and its subsidiaries have 14 employees as follows: The Auxer Group, Inc.: 2 - Management; 4 - Support Staff; CT Industries, Inc.: 1 Management; 3 Sales; 1 Technical Support; Harvey Westbury Corp.: 1 - Management; 2 - Warehouse Staff; No employees are covered by labor agreements or contracts.

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

Auxer Telecom Inc. entered into a month-to-month lease agreement with a non-affiliated party beginning August 1, 2000 at a monthly rate of $2,500 for facility space in Los Angeles, California. Such space is approximately 500 square feet. Auxer Telecom also leases office space in Los Angeles, California on a month-to-month basis at the monthly rate of $7,766.00, which lease was terminated in June 2001. Such space is approximately 1,800 square feet. On June 6, 2001, Auxer Telecom, Inc. entered into a month to month Service Agreement with a nonaffiliated party at a monthly rate of $1500.00, which included sub-leasing space for office purposes. Such space is approximately 500 square feet. When Auxer Telecom Inc. dissolved on March 18, 2002, the Auxer Group assumed its responsibilities on such leases.

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
2/28/01

ITEM 3.  LEGAL PROCEEDINGS


The Auxer Group is not currently aware of any pending, past or present litigation that would be considered to have a material effect on the Auxer Group. There are no known bankruptcy or receivership issues outstanding and has no known securities law violations. Additionally, the Auxer Group has no known legal proceedings in which certain corporate insiders or affiliates of the issuer are in a position that is adverse to the issuer.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2001, there were approximately 4000 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "AXGI".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 2000 and 2001 shown below are quotations from the OTC BB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                HIGH BID             LOW BID
- ------                --------             -------

2000

First Quarter         0.14                 0.04
Second Quarter        0.125                0.06
Third Quarter         0.14                 0.06
Fourth Quarter        0.09                 0.05

2001

First Quarter         0.078                0.047
Second Quarter        0.05                 0.01
Third Quarter         0.02                 0.0060
Fourth Quarter        0.01                 0.0050

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

We are a holding company that previously formed a telecommunications group and established two (2) subsidiaries, Clifton Telecard Inc., a wholesale distributor of prepaid phone cards which was subsequently sold on May 16, 2001, and Auxer Telecom Inc., which provides telecommunication services from telecommunications carriers to the telecommunications industry, which was dissolved on March 18, 2002. On March 9, 2001, CT Industries, Inc. changed its business focus to the telecommunications related business. Additionally, Auxer owns an automotive group with two active subsidiaries: The Harvey Westbury Corporation Inc. and Hardyston Distributors, Inc. Harvey Westbury assembles and packages automotive accessories under the name, Easy Test, sells engine treatment under the name, Formula 2000 Ultimate and sells waxes and polishes under the name, Garry's Royal Satin to the automotive, marine, and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations and dealers.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Years December 31, 2000 and 2001.

The financial statements for the years ended December 31, 2000 and 2001 have been prepared on a going concern basis. The issuance of a going concern opinion by the auditors indicates that the auditors have substantial doubt about the Auxer Group's ability to continue as a going concern. The Auxer Group incurred net losses of $11,230,735 for period from April 18, 1995 to December 31, 2001. These factors indicate that the Auxer Group's continuation, as a going concern is dependent upon its ability to obtain adequate financing. If the Auxer Group is unable to obtain adequate financing necessary to support the Auxer Group's ability to continue its operations, advance its plan of operations, increase its sales, increase its inventory and working capital, the Auxer Group would be substantially limited. If the Auxer Group is unable to properly fund its plan of operations, the Auxer Group's continuation would be jeopardized. Management's plan to overcome its financial difficulties consists of raising additional capital and increasing revenues from its subsidiaries. At this point, the Auxer Group has no definite plans to raise money.

Results of operations for periods ended December 31, 2000 and 2001


                              Year ended          Year ended          +/-%
                               December          December 31,
                               31, 2000              2001

Net Sales                    10,993,570            2,714,017         -   75%
Gross Profit                    969,310               91,291          -  91%
Selling, General &            3,619,994            3,174,644          -  12%
Administrative
Expenses
Research &                            0                    0             0%
Development Costs
Depreciation Costs              111,145              140,021          + 26%
Amortization Costs                    0                    0             0%
Interest                         36,524              517,905          + 1318%
Net Income (Loss)            (2,795,833)          (3,802,997)           n/a
Inventory                     1,226,807              479,928          -  61%

Historic 2001 to Historic 2000 Financial Data Comparison

Net Sales

We had sales of $2,714,017 in 2001 compared to sales of $10,993,570 in 2000 representing an decrease of $8,279,553 or 75%.

The decrease in sales was as a result of the sale of Clifton Telecard on May 16, 2001.

Gross Profit Margins

We had gross profits of $91,291 or a gross profit of 3% in 2001 compared to gross profits of $969,310 or a gross profit of 9% in 2000 representing a decrease in the gross profit of 6%.

The decrease in gross profit was as a result of lower margins related to the sale of prepaid phone cards.

Selling, General & Administrative Expenses

We had general and administrative expenses of $3,174,644 in 2001 compared to $3,619,994 in 2000 representing an decrease of $445,350 or 12%.

The decrease in these expenses was as a result of reduced general and administrative expenses.

Research & Development Costs

We had research and development costs of $0 in 2001 compared to $0 in 2000 representing no change.

Depreciation

We had depreciation expenses of $140,021 in 2001 compared to $111,145 in 2000 representing an increase of $28,876 or 26%.

The increase in these expenses was a result of an increase in the equipment and assets related to the acquisition of the telecom group.

Amortization Costs

We had amortization expenses of $0 in 2001 compared to $0 in 2000 representing no change. There were no costs that were capitalized or amortized. All costs were expenses in the period they incurred.

Interest

We had interest expenses of $517,905 in 2001 compared to $36,524 in 2000 representing an increase of $481,381 or 1318%.

The increase in these expenses was a result of a higher average principal outstanding for equipment and long term debt financing.

Net Income (Loss)

We had net losses of $3,802,997 or a loss of $0.03 per share in 2001 compared to losses of $2,795,833 or a loss of $0.03 per share in 2000 representing an increase in losses of $1,007,164 or $0.03 per share.

The increase in losses was a result of an increase in expenses, related to the telecommunications operations.

Inventory

We had inventory of $479,928 on December 31, 2001 compared to inventory of $1,226,807 on December 31, 2000 representing an decrease of $746,879 or 61%.

The decrease in inventory was as a result of decreased automotive inventory.

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

On December 19, 2001, CT Industries introduced a new line of prepaid calling cards under the Platinum Series. The company plans to expand this line. To date, no new products have been disclosed.

On January 3, 2002, The Auxer Group announced restructuring to accommodate future acquisition opportunities. The restructuring is to take place during the first quarter. Management has agreed to defer compensation. Mr. Shaver has resigned his position as Executive Vice President. To date, the restructuring phase has no further disclosures. This restructuring phase will continue into the second quarter of 2002.

On July 11, 2002, CT Industries introduced its new website, www.ctiprepaid.com. This site is an informational site on CT Industries' products. Auxer also plans to introduce new sites for its investor and distributor companies as well. To date, no new sites have been introduced.

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Auxer Telecom was dissolved on March 18, 2002. CT Industries will continue to distribute prepaid phone cards.

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

In January 2001, we refinanced our note payable to shareholders listed in the Selling Security Holder section in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures which are due on January 16, 2006, totaling $911,685, plus interest. The Debentures may be converted into our common stock by multiplying the conversion amount that a Regulation D Investor converts times 65% or the Conversion Factor of the market price of our common stock. The market price is calculated by averaging the 3 lowest closing bid prices on our common stock for the 10 trading days prior to conversion. We executed a Registration Rights Agreement with each Regulation D Investor. Such agreement requires us to register the maximum number of shares issuable upon conversion of the Debentures. In addition, the Registration Rights Agreement requires this registration statement to become effective by May 31, 2001 or the Conversion Factor shall decrease based on the following: September 29, 2001 or later: 50%

For the year ending December 31, 2001, we paid for operations by raising $1,313,879 through common stock issuance and debt borrowings after payments to short term debts.

At December 31, 2001, we had total current assets of approximately $1,386,800. This included $27,616 in cash, $479,928 of inventory and $166,463 of accounts receivable. Our cash balances vary significantly from day-to-day due to the large volume of purchases and sales made by us from the various prepaid phone cards companies and the numerous distributors to whom we sell cards. Due to the shorter credit terms made available to us from the telecommunications companies from whom we buy branded cards, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms, which are made by us from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied such cash requirements by loans and/or private financing to provide us with liquidity to meet our future needs. There can be no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that it will be able to otherwise satisfy our short- term cash flow needs from other sources in the future.

In December 2000, we raised $551,685 in notes payable. The notes were refunded in January 2001 with short term notes as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685.

ITEM 7. FINANCIAL STATEMENTS

                              THE AUXER GROUP, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                December 31, 2001

                              THE AUXER GROUP, INC.

                                      INDEX
                                      -----
                                                                    PAGE

    INDEPENDENT AUDITORS' REPORT                                       F2

    CONSOLIDATED BALANCE SHEETS                                        F3

    CONSOLIDATED STATEMENTS OF OPERATIONS                              F4

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY         F5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                           F6-F7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F8-F21

                                       F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
-------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272
                                                   FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
The Auxer Group, Inc.

       We have audited the accompanying consolidated balance sheet of The Auxer Group, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Auxer Group, Inc. at December 31, 2001 and the results of its' operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York

April 4, 2002

                                       F2

                              THE AUXER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,          December 31,
                                                                                          2001                    2000
                                                                                          ----                    ----
                                     ASSETS
    Current Assets
         Cash                                                                     $            27,616     $           282,023
         Accounts receivable, net                                                             166,463               2,247,688
         Inventory                                                                            479,928               1,226,807
         Prepaid expenses                                                                                              33,105
                                                                                    ------------------      ------------------
              Total Current Assets                                                            674,007               3,789,623

    Property plant & equipment net of accumulated depreciation                                474,360                 630,380
    Security deposit                                                                           54,533                 140,482
    Other receivables, net                                                                    183,900                  42,334
    Goodwill, net                                                                                                     804,592
                                                                                    ------------------      ------------------
              Total Assets                                                        $         1,386,800     $         5,407,411
                                                                                    ==================      ==================

                        LIABILITIES AND CAPITAL
    Current Liabilities

         Accounts payable and accrued expenses                                    $           418,742     $         2,150,606
         Credit line                                                                                                   64,849
         Deferred sales                                                                       373,174                 846,363
         Notes payable                                                                      1,674,189               1,564,353
         Notes payable-shareholders                                                           113,054                  87,859
                                                                                    ------------------      ------------------
              Total Current Liabilities                                                     2,579,159               4,714,030

    Long term debt, less current maturities                                                                             3,178
    Common stock subject to rescission                                                        509,000               1,361,625

    Stockholders' Equity (Deficit) (Note 8)
      Common stock, 1,000,000,000 shares authorized at $.001
        par value; issued and outstanding 138,117,077 at December
        31, 2001, 104,037,030 at December 31, 2000                                            138,117                 104,047
      Preferred stock 25,000,000 shares authorized at
        $.001 par value; 2,750,000 shares outstanding
        at December 31, 2001 and at december 31, 2000.                                          2,750                   2,750
    Additional paid in capital                                                              9,585,421               6,846,431
    Accumulated deficit                                                                   (11,427,647)             (7,624,650)
                                                                                    ------------------      ------------------
              Stockholders' (Deficit)                                                      (1,701,359)               (671,422)
                                                                                    ------------------      ------------------
              Total Liabilities and Capital                                       $         1,386,800     $         5,407,411
                                                                                    ==================      ==================

                        See Notes to Financial Statements

                                       F3

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Year Ended
                                                                              December 31,
                                                                     2001                    2000
                                                                     ----                    ----
    Sales revenues                                           $         2,714,018     $        10,993,570

    Cost of sales                                                      2,622,727              10,024,260
                                                               ------------------      ------------------

    Gross profit                                                          91,291                 969,310

    General & administrative expenses                                  3,174,644               3,619,994
    Depreciation and amortization                                        140,022                 111,145
    Interest expenses                                                    517,905                  36,524
                                                               ------------------      ------------------
                                                                       3,832,571               3,767,663

        Loss from operations                                          (3,741,280)             (2,798,353)

    Other income & expenses

        Interest income                                                    2,466                   5,037
                                                               ------------------      ------------------

    Net loss from continuing operations                               (3,738,814)             (2,793,316)

    Loss from discontinued operations, net of taxes                      (64,183)                 (2,517)
                                                               ------------------      ------------------

    Net loss                                                 $        (3,802,997)    $        (2,795,833)
                                                               ==================      ==================

    Loss per common share from discontinued operations       $             (0.00)    $             (0.00)
                                                               ==================      ==================

    Net loss per common share                                $             (0.03)    $             (0.03)
                                                               ==================      ==================

    Weighted average shares outstanding                              125,279,032              93,194,000
                                                               ==================      ==================

                       See Notes to Financial Statements.

                                       F4

                              THE AUXER GROUP, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                               Common Stock                  Preferred Stock             Capital in
                              ($0.001 par value)             ($0.001 par value)          Excess of
                                  Shares          Amount        Shares        Amount     Par Value         Deficit          Total
                                  ------          ------        ------        ------     ---------         -------          -----
Balance January 1, 2000         56,736,797 $     56,737      2,750,000  $    2,750 $    3,702,617  $    (4,828,817) $   (1,066,713)

Common stock issued for
     cash                       36,225,233       36,225              -           -      1,401,661                -       1,437,886

Common stock issued for
     goods and services          8,075,000        8,075              -           -      1,604,563                -       1,612,638

Common stock issued for
     acquisition                 3,000,000        3,000              -           -        261,000                -         264,000

Net adjustment for common
    stock subject to
    rescission rights                    -            -              -           -       (123,400)               -        (123,400)

Loss for year ended
    December 31, 2000                    -            -              -           -              -       (2,795,833)     (2,795,833)
                              -------------  -----------  -------------   ---------  -------------   --------------   -------------

Balance December 31, 2000      104,037,030      104,037      2,750,000       2,750      6,846,441       (7,624,650)       (671,422)

Common stock issued for
     services                    6,400,000        6,400              -           -        257,600                -         264,000

Conversion of warrants issued
     for services               21,000,000       21,000              -           -      1,225,875                -       1,246,875

Common stock issued for
     conversion of notes         6,680,042        6,680              -           -         12,158                -          18,838

Interest expense on issuance
     of convertible debt                 -            -              -           -        390,722                -         390,722

Net adjustment for common
     stock subject to
     recission rights                    -            -              -           -        852,625                -         852,625

Loss for year ended
    December 31, 2001                    -            -              -           -              -       (3,802,997)     (3,802,997)
                              -------------  -----------  -------------   ---------  -------------   --------------   -------------
Balance December 31, 2001      138,117,072 $    138,117      2,750,000  $    2,750 $    9,585,421  $   (11,427,647) $   (1,701,359)
                              =============  ===========  =============   =========  =============   ==============   =============

                       See Notes to Financial Statements.

                                       F5

                              THE AUXER GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Year Ended
                                                                                                    December 31,
                                                                                            2001                    2000
                                                                                            ----                    ----
    Operating Activities
       Net income or (loss)                                                         $        (3,802,997)    $        (2,795,833)
       Adjustments to reconcile net income or (loss)
          to net cash provided by operating activities:
       Depreciation & amortization                                                              140,022                 111,145
       Common stock issued for services                                                         264,000               1,612,638
       Convertible loan interest                                                                390,722                       -
       Write off of goodwill on discontinued operations                                         759,274                       -
       Loss on abandonment                                                                       64,183                   2,517
       Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                             2,081,225              (1,326,896)
       (Increase) decrease in inventory                                                         746,842                (392,216)
       (Increase) decrease in prepaid expenses                                                   33,105                 (25,105)
       (Increase) decrease in other receivables                                                (141,566)                (19,051)
       (Increase) decrease in accounts payable and accrued expenses                          (1,731,864)                665,082
       Increase (decrease) in deferred sales                                                   (473,179)                846,363
                                                                                      ------------------      ------------------
       Net cash provided(used) by operating activities                                       (1,670,233)             (1,321,356)

    Investing Activities

       Purchase property, inventory and equipment                                                                      (385,892)
       Proceeds from sale of fixed assets                                                        15,998
       Acquisition                                                                                                     (877,988)
       Security deposit                                                                          85,949                (106,780)
                                                                                      ------------------      ------------------
       Net cash provided(used) by investing activities                                          101,947              (1,370,660)

    Financing Activities

       Borrowings/payments under line of credit agreement, net                                  (64,849)                 33,481
       Proceeds from short-term debt                                                            109,836               1,507,496
       Payments on short-term debt                                                                                      (22,538)
       Payments on long-term debt                                                                (3,178)                 (1,155)
       Shareholder loan payable                                                                  25,195                  10,469
       Sale of common stock                                                                   1,246,875               1,437,886
                                                                                      ------------------      ------------------
       Net cash provided by financing activities                                              1,313,879               2,965,639
                                                                                      ------------------      ------------------
       Increase (decrease) in cash                                                             (254,407)                273,623
       Cash at beginning of period                                                              282,023                   8,400
                                                                                      ------------------      ------------------
       Cash at end of period                                                        $            27,616     $           282,023
                                                                                      ==================      ==================

    Supplemental Disclosures of Cash Flow Information:
      Cash paid during year for:
         Interest                                                                   $                       $                 -
                                                                                      ==================      ==================
         Income taxes (benefits)                                                    $                       $                 -
                                                                                      ==================      ==================

                       See Notes to Financial Statements.

                                       F6

                              THE AUXER GROUP, INC.

                                                                                               For the Year Ended
                                                                                                   December 31,
                                                                                          2001                    2000
                                                                                          ----                    ----
    Supplemental Disclosures of Cash Flow Information
    -------------------------------------------------

       Non-cash investing and financing activities:

    Acquisitions Note: In connection with the acquisition of the assets of Clifton Telecard Alliance, Inc., the Company
    issued 3 million shares of common stock
                                                                                  $                 -     $           264,000

    Common stock issued for services                                                          264,000                       -

    Common stock issued for conversion of notes                                                18,838                       -

    Intrinsic value of conversion option for the convertible notes                            390,722                       -

    Net adjustment for common stock subject to recission rights                               852,625                (123,400)

                       See Notes to Financial Statements.

                                       F7

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1- ORGANIZATION OF COMPANY

     a.   Creation of the Company

     Auxer Industries, Inc. (the "Company") was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate of incorporation was amended to change the name of the Company to Auxer Industries, Inc.

     On August 11, 1997 the Company incorporated in the State of Delaware under the name The Auxer Group, Inc. In September 1997 the shareholders of the company voted to exchange their shares on a one to one basis for shares in the new company, The Auxer Group, Inc. The new corporate name was effective January 1, 1998 for accounting and tax purposes.

     b. Description of the Company

     The Company is an investment holding company that is comprised of six subsidiaries: the Harvey Westbury Corporation, Hardyston Distributors, Inc., CT Industries, Auxer Telecom, Inc., Clifton Telecard, Inc. and Universal Filtration Industries.

     On April 18, 1995, the Company acquired CT Industries, Inc. ("CT"). A New Jersey corporation based in West Paterson, New Jersey. CT is a distributor of various automotive products.

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

     On April 22, 1999, the Company formed Hardyston Distributors, Inc., b/d/a The Mechanics Depot, a Nevada corporation. Based in northern New Jersey, Hardyston Distributors is an automotive parts distributor.

                                       F8

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1- ORGANIZATION OF COMPANY (continued)

     On August 7, 2000, the Company formed Auxer Telecom Inc., a Delaware corporation. Auxer Telecom is a reseller of telecommunications access services with operations based in Los Angeles, CA. On March 18, 2002, Auxer Telecom Inc. was dissolved.

     On August 7, 2000, the Company formed Clifton Telecard Inc., a Delaware corporation. Based in Northern new Jersey, Clifton Telecard is a wholesale distributor of prepaid phone cards. On May 16, 2001 the Company sold Clifton Telecard Inc.

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $0,000,000 for the period from April 18, 1995 to December 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

     The consolidated financial statements presented consist of the company and its wholly owned subsidiaries CT, Universal Filtration, Harvey Westbury, Hardyston Distributors Inc. and Auxer Telecom, Inc., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.

                                       F9

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Receivables

     Allowances against receivables are provided equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with review of current status of the existing receivables and amounted to $26,505 at December 31, 2001 and $65,223 at December 31, 2000, respectively.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated under the straight-line methods over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                                                                        December 31,            December 31,
      Equipment and leasehold consists of the following:                      2001                    2000
                                                                              ----                    ----
      Vehicles                                                        $            29,539     $            39,036
      Machinery and equipment                                                     652,526                 666,464
      Furniture and fixtures                                                       21,748                  23,329
      Leasehold improvements                                                        2,121                   2,121
                                                                        ------------------      ------------------
                                                                                  705,934                 730,950
      Less: Accumulated depreciation and amortization                            (231,574)                (99,570)
                                                                        ------------------      ------------------
                                                                      $           474,360     $           631,380
                                                                        ==================      ==================

                                       F10

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Impairment of Long-Lived Assets

     In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required .

                                       F11

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3- ACQUISITIONS

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

                                       F12

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 4-    INVENTORY

     Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

Note 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 2001 and December 31, 2000:

                                                                              2001                    2000
                                                                              ----                    ----
      Accounts payable on trade with other vendors                    $           368,606     $         2,123,903
      Customer deposits                                                            28,000                       -
      Accrued salaries                                                             20,000                  20,000
      Payroll taxes payable                                                         2,136                   6,285
      Sales tax payable                                                                 -                     418
                                                                        ------------------      ------------------
                                                                      $           418,742     $         2,150,606
                                                                        ==================      ==================

Note 6-    DEBT

Security Agreement

     The Company has entered into a security agreement with Merchant Financial Corp. to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees of certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. The balance outstanding on the line of credit at December 31, 2001 was $00000.

     Notes payable

     The following is a summary of short-term debt at December 31:

                                                                                          2001                    2000
                                                                                          ----                    ----
                  Notes payable to Creative Capital, payable on
                  demand plus interest at a rate of 8%
                                                                                  $            80,000     $            80,000

                  Notes payable in connection with the purchase of the assets of CTA, principal payable in full on March 20, 2001

                                                                                                    -                 200,000

                                       F13


                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 6- DEBT (continued)

     Notes payable (continued)

                  Notes payable to Colbie Pacific Capital, due
                  August 1, 2001, payable in 10 monthly principal and interest payments of $10,000, one principal and interest payment of $458,000, secured by equipment

                                                                                  $           495,855     $           489,411

                  Note payable to shareholders, payable on
                  demand with no interest
                                                                                                    -                 240,000

                  Note payable to certain shareholders, payable
                  January 16, 2001, plus interest at a rate of 15%.
                                                                                                    -                 551,685
                                                                                    ------------------      ------------------
                                                                                  $           575,855     $         1,561,096
                                                                                    ==================      ==================
                  Long term debt is as follows:

                  8% convertible debenture due January 2006                       $           892,847     $                 -

                  13.5% installment note, collateralized by vehicle, payable in monthly installments of $239 with the final payment due May 2001

                                                                                                    -                   1,406

                  11.5% installment note, collateralized by vehicle, payable in monthly installments of $188 with the final payment due May 2003

                                                                                                3,249                   5,029
                                                                                    ------------------      ------------------
                                                                                              896,096                   6,435
                  Less current maturities                                                      (2,131)                 (3,257)
                                                                                    ------------------      ------------------
                                                                                  $           893,965     $             3,178
                                                                                    ==================      ==================

                                       F14

                             THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 6- DEBT (continued)

     Notes payable (continued)

     In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to sixty-five percent (65%) (the "Discount Multiplier") of the Market Price. The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. In December 2001 $18,838 principle amount of debentures was converted into the Company's common stock.

Note 7- INCOME TAXES

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

     The Company has net operating loss carry forwards for income tax purposes of approximately $11,000,000 at December 31, 2001, and $7,600,000 at December 31, 2000, respectively. These carry forward losses are available to offset future taxable income, if any, and expires starting in the year 2012. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.

                                       F15

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 7-    INCOME TAXES (continued)

                                                                                         December 31,
                  Deferred tax asset:                                                     2001                    2000
                                                                                          ----                    ----
                  Net operating loss carry forward                                $         3,740,000     $         2,584,000
                  Valuation allowance                                                      (3,740,000)             (2,584,000)
                                                                                    ------------------      ------------------
                  Net deferred tax assets                                         $                 -     $                 -
                                                                                    ==================      ==================

     The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2001.

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

Note 8- BUSINESS AND CREDIT CONCENTRATIONS

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

Note 9- COMMITMENTS AND CONTINGENCIES

     Leases

     The Company has entered into lease agreements for office and warehouse space and equipment that expire at various times through 2005. Rental expense under the operating leases for 2001 was $133,006. Remaining commitments under operating leases are as follows:

                       Year Ending December 31,
                                 2002                    $           104,286
                                 2003                                105,463
                                 2004                                104,652
                                 2005                                  8,500
                                                           ------------------
                                                         $           322,901
                                                           ==================

                                       F16

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 10- SEGMENT INFORMATION

     Management Policy in Identifying Reportable Segments

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

     Segment Profit or Loss

     The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value. Operating expenses, such as rent, utilities, payroll and insurance, are attached to a segment are identified and allocated accordingly. Substantially all of the general and administrative expenses incurred pertain to merger and acquisition expenditures, including legal administrative, and consulting fees, which are primarily allocated to the parent company.

     Major Customer Information

     In 2000, sales to two customers represented $329,000 and $258,000 respectively, of the Company's consolidated revenue. These customers are served by the automotive group's operating segment.

                                       F17

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 10-      SEGMENT INFORMATION (continued)

     The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2001:

                                                      Automotive           Telecom          Intercompany          Auxer Group
                                     Parent              Group              Group           Eliminations         Consolidated
                                     ------              -----              -----           ------------         ------------
Balance Sheet
Current Assets                $          392,277  $         397,943  $          264,598 $                 -  $         1,054,818
Fixed Assets (net)                         8,284             44,469             421,606                   -              474,359
Other Assets                           3,446,097              8,053              96,480          (3,693,007)            (142,377)
                                -----------------   ----------------   -----------------  ------------------   ------------------
Total Assets                  $        3,846,658  $         450,465  $          782,684 $        (3,693,007) $         1,386,800
                                =================   ================   =================  ==================   ==================

Liabilities & Stockholders'
Equity

Current Liabilities           $        1,485,581  $       2,128,585  $        2,557,940 $        (3,592,947) $         2,579,159
Long Term Liabilities                          -                  -                   -                   -                    -
Common Stock Subject to
   Rescission                                                                                             -
                                         509,000                  -                   -                   -              509,000
Stockholders' Equity                   1,852,077         (1,678,120)         (1,775,256)           (100,060)          (1,701,359)
                                -----------------   ----------------   -----------------  ------------------   ------------------
Total Liabilities and
Stockholders' Equity

                              $        3,846,658  $         450,465  $          782,684 $        (3,693,007) $         1,386,800
                                =================   ================   =================  ==================   ==================

The Company's consolidated
statement of operations
for the year ended
December 31, 2001:

Statement of Operations

Revenues                      $                -  $         977,011  $        1,805,346 $           (68,339) $         2,714,018
Costs of Goods Sold                            -            811,706           1,879,359             (68,339)           2,622,726
                                -----------------   ----------------   -----------------  ------------------   ------------------
Gross Profit                                   -            165,305             (74,013)                  -               91,292
Operating Expenses                     2,458,491            437,492             936,588                   -            3,832,571
                                -----------------   ----------------   -----------------  ------------------   ------------------
Income (Loss) From Operations

                                      (2,458,491)          (272,187)         (1,010,601)                  -           (3,741,279)
Other Income (Expense):
Interest Income                            1,029                  -               1,437                   -                2,466
Loss on Abandonment                      (64,183)                 -                   -                   -              (64,183)
                                -----------------   ----------------   -----------------  ------------------   ------------------
Net Income (Loss)             $       (2,521,645) $        (272,187) $       (1,009,164)$                 -  $        (3,802,996)
                                =================   ================   =================  ==================   ==================

                                   F18

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 10-      SEGMENT INFORMATION (continued)

     The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2000:

                                                     Automotive           Telecom          Intercompany          Auxer Group
                                    Parent              Group              Group           Eliminations          Consolidated
                                    ------              -----              -----           ------------          ------------
Balance Sheet
Current Assets               $           65,636  $         841,707  $        2,882,280 $                 -  $         3,789,623
Fixed Assets (net)                       11,192             62,469             556,719                   -              630,380
Other Assets                          3,993,672             36,863             922,961          (3,966,088)             987,408
                               -----------------   ----------------   -----------------  ------------------   ------------------
Total Assets                 $        4,070,500  $         941,039  $        4,361,960 $        (3,966,088) $         5,407,411
                               =================   ================   =================  ==================   ==================

Liabilities & Stockholders'
Equity

Current Liabilities          $        1,191,777  $       2,691,189  $        3,733,092 $        (2,902,028) $         4,714,030
Long Term Liabilities                         -              3,178                   -                   -                3,178
Common Stock Subject
to Rescission
                                      1,361,625                  -                   -                   -            1,361,625
Stockholders' Equity                  1,517,098         (1,753,328)            628,868          (1,064,060)            (671,422)
                               -----------------   ----------------   -----------------  ------------------   ------------------
Total Liabilities and
Stockholders' Equity

                             $        4,070,500  $         941,039  $        4,361,960 $        (3,966,088) $         5,407,411
                               =================   ================   =================  ==================   ==================

The Company's consolidated
statement of operations
for the year ended
December 31, 2000:

Statement of Operations

Revenues                     $                -  $       1,705,952  $        9,287,618 $                 -  $        10,993,570
Costs of Goods Sold                           -          1,150,370           8,873,890                   -           10,024,260
                               -----------------   ----------------   -----------------  ------------------   ------------------
Gross Profit                                  -            555,582             413,728                   -              969,310
Operating Expenses                    2,435,528            582,575             749,560                   -            3,767,663
                               -----------------   ----------------   -----------------  ------------------   ------------------
Income (Loss) From Operations

                                     (2,435,528)           (26,993)           (335,832)                  -           (2,798,353)
Other Income (Expense):
Interest Income                           4,337                  -                 700                   -                5,037
Loss on Abandonment                      (2,517)                 -                   -                   -               (2,517)
                               -----------------   ----------------   -----------------  ------------------   ------------------
Net Income (Loss)            $       (2,433,708) $         (26,993) $         (335,132)$                 -  $        (2,795,833)
                               =================   ================   =================  ==================   ==================

                                       F19

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 11-      STOCK OPTION PLAN

     The Company has a Stock Option Plan (Plan) under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is 2 million shares. As of December 31, 2000 the maximum number of shares available for future grants under the Plan is 0 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 yearly from the grant date and are 100% vested. Proceeds received by the Company from exercises of stock options are credited to common stock and additional paid in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                                           Weighted
                                                     Number of              Average
                                                      Shares            Exercise Price
   Outstanding at December 31, 1999                              -
   Granted                                               2,000,000
                                                 ------------------
   Outstanding at December 31, 2001 and 2000             2,000,000
                                                 ==================

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

                                       F20

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 12-    STOCKHOLDERS' EQUITY

     On January 2, 1999, the Company issued 1,500,000 shares and 1,250,000 shares of the Company's preferred stock valued at $0.15 per share to Eugene Chiaramonte, Jr. and Ronald Shaver respectively as repayment of loans in the amount of $15,000, reimbursement of expenses of $12,500, and deferred compensation of $208,500 and $173,750 respectively.

     The Preferred Stock is convertible, at the holder's option, at any time into shares of the Company's Common Stock at a rate of ten shares of Common Stock for each share of Preferred Stock.

     The Company has potential liability attributable to common stock rescission rights as follows:

        Year Ending December 31,           Shares              Amount
        ------------------------           ------              ------
                  2000                      39,440,000   $       1,361,625
                  2001                      21,792,157             509,000
                  2002                       5,446,079              61,250
                  2003                       3,446,079              41,250

Note 13-    RESTATEMENT

     The Company restated its financial statements to disclose potential liability attributable to common stock rescission rights. The net effect of this change was to reclassify $1,361,625 and $1,238,225 at December 31, 2000 and 1999 respectfully, out of stockholders equity into common stock subject to rescission on the balance sheet.

Note 14- DISPOSAL OF SUBSIDIARY

     On May 16, 2001, the Company entered into a stock agreement to sell Clifton Telecard Inc., a wholly owned subsidiary. Accordingly, the operations of the distribution division as well as the loss on the sale have been reported separately as discontinued operations in the accompanying financial statements.

     Summarized results of operations for the subsidiary at December 31, 2001 consist of the following:

                  Net Sales                                  $       9,964,767
                  Income from Discontinued Operations        $          72,533

                                       F21

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On March 19, 2002 we dismissed Kaloseih, Shackil & Meola, CPAs, P.C. as our principal accountant and engaged Kempisty & Company, Certified Public Accountants, P.C., as our principal independent accountants to audit our financial statements for the year ended December 31, 2001.

The reports of Kaloseih, Shackil & Meola, CPAs, P.C. on our financial statements for the years ended December 31, 2000 and December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by our Board of Directors. Our Board of Directors determined that our auditing needs could be handled by Kempisty & Company, Certified Public Accountants, P.C., as efficiently and more economically compared to the former accounting firm.

During the years ended December 31, 2000 and December 31, 1999 and through March 19, 2002, there were no disagreements with Kaloseih, Shackil & Meola, CPAs, P.C. on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements if not resolved to the satisfaction of Kaloseih, Shackil & Meola, CPAs, P.C. would have caused them to make reference in their reports on the financial statements for such periods.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

NAME                                        AGE           POSITION
                                            ---           --------
Eugene Chiaramonte, Jr.                     56            Director, President, Treasurer
                                                          Secretary and Chief Executive Officer

Ernest DeSaye, Jr.                          37            Manager,  Harvey Westbury Corp.


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

Ernest DeSaye has served as the Manager for Hardyston Distributors, doing business as The Mechanics Depot, from April 1999 until the middle of 2001. At such time, he became the manager of Harvey Westbury Corp. From 1991 to April 1999, Mr. DeSaye had operated as a sole proprietor distributing automotive parts and accessories to the local automotive community. From 1981 to 1991,he was a chief mechanic and co-owner at Vernon Transmission and Auto Repair.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

We have not filed a Form 5 for our fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief Executive Officer in 2001, and to our executive officers who were serving as of December 31, 2001, whose salary and bonus during fiscal 2001 exceeded $100,000 or we determine that disclosure should be made.

Summary Compensation Table

Name &                                            Other             All
Principal Position      Year          Salary      Bonus             Annual            Other
- ------------------      ----          -----      ------             Compensation      Compensation
                                                                    ------------      ------------
Eugene Chiaramonte      2001        $136,000      $      0          $      0          $      0
                        2000         $78,000      $      0          $      0          $      0
Chief Executive         1999         $60,000      $      0          $      0          $208,500
Officer (1)(3)          1998         $     0      $      0          $      0          $      0

Ernest DeSaye Jr. (2)   2001        $ 50,000      $      0          $      0          $      0
                        2000        $ 47,300      $      0          $      0          $      0
Hardyston Operations    1999        $ 45,000      $      0          $      0          $      0
                        1998        $      0      $      0          $      0          $      0


(1) In January 1999, Mr. Chiaramonte was issued 1,500,000 shares of the Auxer Group's preferred stock valued at $225,000 of which $15,000 was issued to repay a loan and $208,000 was issued as deferred compensation. Mr. Chiaramonte was paid no compensation during the years of 1997 and 1998. Mr. Chiaramonte is being paid a salary of $136,100 per annum in 2001. Mr. Chiaramonte was granted 100,000 shares on May 1, 2000 of the Auxer Group's common stock under the August 19, 1997 Nonstatutory Option Plan. Mr. Chiaramonte was granted options to purchase 7,500,000 shares under Auxer's 2000 stock option plan on June 26, 2001 of the Auxer Group's common stock.

 (2) Mr. DeSaye was not an officer of the Auxer Group's subsidiary Hardyston Distributors, doing business as The Mechanics Depot, until April 1999. Mr. DeSaye is being paid a salary of $51,200 per annum in 2001. Mr. DeSaye was granted options to purchase 100,000 shares on May 1, 2000 of the Auxer Group's common stock under the August 19, 1997 nonstatutory option plan.
(3) The Auxer Group in error accrued as salary for Mr. Chiaramonte for the years ended December 31, 1995, 1996, and 1997 at $100,000 per year for the total of $300,000. On July 6, 1999, the parties agreed that the accrued compensation would not be paid. In addition, the Auxer Group retroactively restated the financial statements for the years ended December 31, 1998 and 1997 to reflect a one time change in accounting principals.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 1999, to each person named in the Summary Compensation Table.

                      Option/SAR Grants In The Last Fiscal Year

                                    NUMBER OF             % OF TOTAL
                                      SECURITIES         OPTIONS/SARs
                                    UNDERLYING           GRANTED TO         EXERCISE OR        EXPIRATION
                                      OPTIONS/SARs         EMPLOYEES          BASE PRICE          DATE
NAME                                  GRANTED (#)          IN FISCAL YEAR      ($/SH)
                                      -----------          --------------      ------
Eugene Chiaramonte, Jr.               100,000                5%                  $0.05          5-1-2005
                                    7,500,000               39%                  $0.01         6-15-2006

Ernest DeSaye, Jr.                    100,000                5%                  $0.05           5-1-2005


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

As of December 31, 2001, options under the Plan approved on August 19, 1997 were no longer allowed to be granted; all 2,000,000 reserved shares of the Auxer Group's common stock were issued prior to March 31, 2001.

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

As of December 31, 2001, 2,000,000 options had been granted and no options had been exercised.

The following table sets forth information with respect to the exercise of options to purchase shares of our common stock during the fiscal year ended December 31, 2001, to each person named in the Summary Compensation Table and the unexercised options held as of the end of 2001 fiscal year.

Aggregated Option/SAR Exercises In Last Fiscal Year And 2001 Fiscal Year End Option/SAR Values

                                                                                 NUMBER OF             VALUE OF
                                                                                 SECURITIES            UNEXERCISED
                                    SHARES               VALUE                   UNDERLYING            IN-THE-MONEY
                                    ACQUIRED             REALIZED                UNEXERCISED           OPTIONS/SARs AT
                                    ON         ($)                               OPTIONS/SARs AT       2000 FISCAL YEAR
                                                                                 2000 FISCAL           END ($)
                                    EXERCISE                                     YEAR END (#)          EXERCISEABLE/
                                   (#)                                           EXERCISABLE/          UNEXERCISABLE
NAME                                                                             UNEXERCISABLE
Eugene Chiaramonte, Jr.                0                       0                         NONE           0
Ernest DeSaye Jr.                      0                       0                         NONE           0

Long-Term Incentive Plans-Awards In Last Fiscal Year

                                NUMBER OF         PERFORMANCE OR           ESTIMATED FUTURE
                                SHARES,           OTHER PERIOD             PAYOUTS UNDER NON-
                                UNITS OR          UNTIL                    STOCK PRICE-BASED
                                OTHER RIGHTS      MATURATION OR               PLANS
NAME                                              PAYOUT
                                                                           THRESHOLD          TARGET
Eugene Chiarmonte, Jr.                  0                  0                        0              0
Ernest DeSaye Jr.                       0                  0                        0              0

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

Effective April 22, 1999, the Auxer Group entered into an Employment Agreement with Ernest DeSaye Jr. Mr. DeSaye was employed as manager of the Auxer Group's subsidiary, Hardyston Distributors, doing business as The Mechanics Depot. The Agreement is for a term of 5 years and provides for an annual base salary in 1999 of $45,000 with a 5% increase being made on each anniversary date of this Agreement. The Agreement provides for incentive payments in cash and stock or stock options based on gross profits of Hardyston Distributors. More specifically, the terms are as follows: Gross salary: $1,731 bi-weekly with a 5% increase on each anniversary of the agreement; Term: 5 years commencing April 22, 1999; Additional compensation: 1% of the gross profits of Hardyston Distributors derived from accounts purchased by the Auxer Group on the date of the acquisition April 22, 1999; 2% of the gross profits on all new clients for the initial 12 month period of the client's billings; stock or stock options equal to 1% of gross profits on all supervised accounts in excess of $1,000,000 in total revenue for a fiscal year; stock or stock options equal to .5% of gross profits on all supervised accounts in excess of $2,000,000 in total revenue for a fiscal year. When Mr. DeSaye became manager of Harvey Westbury Corp., the employment agreement was assigned to Harvey Westbury Corp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

The following table sets forth information regarding the Auxer Group's common and preferred stock beneficially owned on December 31, 2001, for (i) each shareholder known by the Auxer Group to be the beneficial owner of 5% or more of the Auxer Group's outstanding common and preferred stock, (ii) each of the Auxer Group's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2001, there were 138,117,072 shares of common stock outstanding and 165,617,072 shares of common stock on a fully diluted basis if preferred shares were converted at the rate of 10 shares of common stock for each share of preferred stock and 2,750,000 shares of preferred stock outstanding. Class of Security- Common Stock

                                               Number of Shares of
Name of Beneficial                             Common Stock                       % of Beneficial
Identity of Group                              Beneficially Owned                 Ownership
                                               ------------------                 ---------

Eugene Chiaramonte, Jr.                           17,173,886                       10.37%

Ernest DeSaye, Jr.                                   836,700                        0.51%

Starling Corp.(1)                                 20,260,000                         7.93%
c/o Perrin Holden Davenport Capital Corp.
5 Hanover Square, Mezzanine Level
New York, New York 10004

Ted Liebowitz (2)                                 17,630,000                         6.90%

Ronald Shaver                                     13,100,000                         7.91%

All Executive Officers and Directors
as a Group (  2 persons)                          18,010,586                        10.87%


Class of Security- Preferred Stock

Name and Address of                             No. of Shares                   Percent
Beneficial Owner                                Beneficially Owned              of Class
                                                ------------------              --------
Eugene Chiaramonte, Jr.                           1,500,000                      54.5%
                                                  Converts To:
                                                  15,000,000
                                                  Common Stock

Ronald Shaver                                     1,250,000                      45.5%
                                                  Converts To:
                                                  12,500,000
                                                  Common Stock

All Executive Officers and Directors
as a Group (1 persons)                            1,500,000                      54.5%

(1) Lawrence Abrams is the principal shareholder of Starling Corp. Starling Corp. is a Regulation D Investor in the Auxer Group's recent financing. The documents related to the financing prohibit Starling Corp. from converting debentures to shares so that Starling Corp. can not own 10% or more of the outstanding shares of the common stock of the Auxer Group. The percentage of shares listed for Starling Corp. only assume that the maximum amount of shares being registered, 92,468,501, will be issued. Therefore, 255,360,573 shares are being used for this calculation for Starling Corp. only.

(2) The documents related to the financing prohibit Ted Liebowitz from converting debentures to shares so that Ted Liebowitz can not own 10% or more of the outstanding shares of the common stock of the Auxer Group. The percentage of shares listed for Ted Liebowitz only assume that the maximum amount of shares being registered, 92,468,501, will be issued. Therefore, 255,360,573 shares are being used for this calculation for Ted Liebowitz only.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  None

     (b) Reports on Form 8-K. On November 7, 2001, we filed an amended 8-K to include the required financial statements for the sale of all the issued and outstanding shares of Clifton Telecard Inc. on May 16, 2001. The original 8-K was filed on May 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              THE AUXER GROUP, INC.

                              By:   /s/ Eugene Chiaramonte, Jr.
                                   -----------------------------
                                       EUGENE CHIARAMONTE, JR.
                                       Chief Executive Officer, President,
                                       Treasurer, Secretary
                                       and Director

Dated: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title                             Date

/s/ Eugene Chiaramonte, Jr.         Chief Executive Officer,     April 15, 2002
---------------------------         President, Treasurer,
                                    Secretary and Director