Form 10QSB
period 2002-03-31
AUXER GROUP INC
filed 2002-05-20
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2002

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

                    Yes   X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the Company had 138,117,072 shares of Common Stock outstanding, $0.001 par value.

                          Index to Financial Statements
                              The Auxer Group, Inc.


Item 1. Financial Statements

Consolidated Balance Sheets                    3

Statement of Operations                        4

Consolidated Statement of Cash Flows           5

Notes to Consolidated Financial
 Statements                                  6-7

Item 2.  Management's Discussion and
Analysis of Financial Condition and
Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4. Submission of Matters to a
        Vote of Security Holders.

Item 5.  Other Information

Item 6. Exhibits and Reports of Form 8-K. None

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                             THE AUXER GROUP, INC.

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

                              The Auxer Group, Inc.

Item 1. Financial Statements

Consolidated Balance Sheets                    3

Statement of Operations                        4

Consolidated Statement of Cash Flows           5

Notes to Consolidated Financial
 Statements                                  6-7

                              THE AUXER GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,             December 31,
                                                                            2002                    2001
                                                                            ----                    ----
                                ASSETS                                  (unaudited)
    Current Assets
     Cash                                                              $     28,982           $     27,616
     Accounts receivable, net                                               553,783                166,463
     Inventory                                                              404,165                479,928
                                                                       ------------           ------------
          Total Current Assets                                              986,930                674,007

Property plant and equipment, net of accumulated depreciation               440,556                474,360
Security deposit                                                             54,533                 54,533
Other receivables, net                                                      143,788                183,900
                                                                       ------------           ------------
          Total Assets                                                 $  1,625,807           $  1,386,800
                                                                       ============           ============

                    LIABILITIES AND CAPITAL
Current Liabilities

     Bank loan                                                         $     98,001           $         --
     Accounts payable and accrued expenses                                  523,886                438,742
     Loan payable                                                           178,129                     --
     Deferred sales                                                         459,028                373,174
     Notes payable                                                          759,554                758,886
     Notes payable-shareholders                                              94,443                113,054
                                                                       ------------           ------------
          Total Current Liabilities                                       2,113,041              1,683,856

Long term debt, less current maturities                                     894,318                895,303
Common stock subject to rescission                                          509,000                509,000

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 138,117,072 at March
    31, 2002 and December 31, 2001                                          138,117                138,117
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 2,750,000 shares outstanding
    at March 31, 2002 and December 31, 2001                                   2,750                  2,750
Additional paid-in capital                                                9,585,421              9,585,421
Accumulated deficit                                                     (11,616,840)           (11,427,647)
                                                                       ------------           ------------
          Stockholders' (Deficit)                                        (1,890,552)            (1,701,359)
                                                                       ------------           ------------
          Total Liabilities and Capital                                $  1,625,807           $  1,386,800
                                                                       ============           ============

                        See Notes to Financial Statements

                              THE AUXER GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended March 31,
                                                       2002                          2001
                                                       ----                         ----
                                                    (unaudited)                  (unaudited)
Sales revenues                                    $   1,004,513                $     590,954

Cost of sales                                           864,738                      553,407
                                                  -------------                -------------

Gross profit                                            139,775                       37,547

General and administrative expenses                     258,697                    1,539,208
Depreciation and amortization                            33,803                       34,459
Interest expenses                                        36,468                      422,462
                                                  -------------                -------------
                                                        328,968                    1,996,129

    Loss from operations                               (189,193)                  (1,958,582)

Other income and expenses
    Interest income                                          --                        1,184
                                                  -------------                -------------

Net loss from continuing
     operations                                        (189,193)                  (1,957,398)

Gain from discontinued operations,
     net of taxes                                            --                        1,249
                                                  -------------                -------------

Net loss                                          $    (189,193)               $  (1,956,149)
                                                  =============                =============

Gain (loss) per common share from
     discontinued operations                      $          --                $        0.00
                                                  =============                =============

Net loss per common share                         $       (0.00)               $       (0.02)
                                                  =============                =============

Weighted average shares outstanding                 138,117,072                  108,090,364
                                                  =============                =============

                       See Notes to Financial Statements.

                              THE AUXER GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                          2002                    2001
                                                                                          ----                    ----
                                                                                       (unaudited)             (unaudited)
Operating Activities
   Net loss from continuing operations                                        $          (189,193)    $        (1,957,398)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                                           33,804                  34,459
   Common stock issued for services                                                             -                 753,100
   Convertible loan interest                                                                    -                 390,722
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                            (387,320)               (783,865)
   (Increase) decrease in inventory                                                        75,763                 (60,862)
   (Increase) decrease in prepaid expenses                                                      -                 (44,720)
   (Increase) decrease in other receivables                                                40,112                 (32,053)
   Increase (decrease) in accounts payable and accrued expenses                            85,144                 (31,840)
   Increase (decrease) in deferred sales                                                   85,854                 484,266
                                                                                ------------------      ------------------
   Net cash (used) by operating activities                                               (255,836)             (1,248,191)

Investing Activities

   Purchase property, inventory and equipment                                                   -                  (4,865)
   Security deposit                                                                             -                 (40,000)
                                                                                ------------------      ------------------
   Net cash provided(used) by investing activities                                              -                 (44,865)

Financing Activities

   Bank loans                                                                             100,000                       -
   Payment of bank loan                                                                    (1,999)
   Borrowings/payments under loan agreement, net                                          178,129                 (34,232)
   Proceeds from long-term debt                                                                 -                 751,764
   Payments on short-term debt                                                                668                 (16,209)
   Payments on long-term debt                                                                (985)                (59,472)
   Shareholder loan payable                                                               (18,611)                 11,978
   Sale of common stock and exercise of options                                                 -                 530,900
                                                                                ------------------      ------------------
   Net cash provided by financing activities                                              257,202               1,184,729
                                                                                ------------------      ------------------
   Increase (decrease) in cash                                                              1,366                (108,327)
   Cash at beginning of period                                                             27,616                 183,988
                                                                                ------------------      ------------------
   Cash at end of period                                                      $            28,982     $            75,661
                                                                                ==================      ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                                 $                 -     $                 -
                                                                                ==================      ==================
     Income taxes (benefits)                                                  $                 -     $                 -
                                                                                ==================      ==================

                       See Notes to Financial Statements.

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

Note 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of The Auxer Group, Inc. and subsidiaries (collectively, the "Company") as of March 31, 2002 and their results of operations and their cash flows for the three month periods ended March 31, 2002 and 2001. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2002 and 2001 since there was no dilutive effect of potential common shares.

Note 3- During January 2002 one of the Company's subsidiaries obtained an unsecured $100,000 credit line with a bank with an interest rate of 6.5% over the bank's prime rate. The loan is to be repaid at 2% of the principal balance outstanding ($250 minimum) per month plus accrued interest. The credit line is personally guaranteed by the President of the Company. As of March 31, 2002 the Company has borrowed $98,001 against this credit line.

Note 4- During February 2002 one of the Company's subsidiaries entered into an inventory and security agreement with a funding corporation. The loan agreement provides for advances of thirty percent (30%) of "eligible" inventory but not to exceed $200,000. Interest will be charged at a rate of four and one half percent (4.5%) over the prime rate but not less than six percent (6%). The funding corporation will have a security interest on all inventory. This loan is personally guaranteed by the President of the Company. As of March 31, 2002 the Company has borrowed $86,490 under this agreement.

          The same subsidiary also entered into a factoring agreement with the funding corporation. The loan agreement provides for a seventy percent (70%) advance on "eligible" account receivables but not to exceed $300,000. The interest rate increases on how long the receivable remains unpaid. This loan agreement is personally guaranteed by the President of the Company. As of March 31, 2002 the Company has received $91,639 in advances under the factoring agreement.

          In the event the president of the Company has to pay back the above loans, the Company will issue the president sufficient shares to cover the loan payments.

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

Note 5- On March 18, 2002 Auxer Telcom, Inc was dissolved and merged into The Auxer Group, Inc.

Note 6- On April 24, 2002 the Company entered into a modification and payment restructuring agreement with one of its creditors. The creditor will try to sell the underlying collateral and offset the proceeds against an agreed upon amount, any short fall will be paid by the Company before September 2002.

Note 7- On May 2, 2002 the Company entered into an agreement whereby the 8% convertible debentures totaling $894,185 will be retired for one million dollars ($1,000,000) for principle and accrued interest.

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

The Auxer Group is a holding company that has a Telecommunications Group that consists of one (1) subsidiary, CT Industries, Inc., a wholesale distributor of prepaid phone cards. Additionally, Auxer owns an Automotive Group with two (2) active subsidiaries: The Harvey Westbury Corp., and Hardyston Distributors, Inc. (doing business as The Mechanics Depot). Harvey Westbury assembles and packages automotive accessories under the name, Easy Test, sells engine treatment under the name, Formula 2000 Ultimate and sells waxes and polishes under the name, Garry's Royal Satin to the automotive, marine and aviation industries. Hardyston Distributors, Inc. is a specialty distributor of automotive parts and accessories to local mechanics, service stations and dealers.

Results of Operations for the Three Months Ended March 31, 2001 and 2002.

The Auxer Group had sales of $1,004,513 for the quarter ended March 31, 2002 as compared to sales of $590,954 for the quarter ended March 31, 2001. The increase in sales was attributed to the prepaid phone card sales.

The Auxer Group had net losses of $189,193 for the quarter ended March 31, 2002 as compared to net losses of $1,956,149 for the quarter ended March 31, 2001. The decrease in net losses was primarily attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had general administrative expenses of $258,697 for the quarter ended March 31, 2002 as compared to general administrative expenses of $1,539,208 for the quarter ended March 31, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $36,468 for the quarter ended March 31, 2002 as compared to $422,462 for the quarter ended March 31, 2001. The decrease in these expenses was due to the reduction of the interest from the convertible note, which was a one-time expense.

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

Branded cards are purchased by the telecom group at a discount from the face value of the card, and resold to the distributor at a slightly lower discount. The difference between the two discount rates, typically from 1% to 3%, represents the growth margin retained by the telecom group. Purchases of branded cards by the Auxer Group are made on varying terms, from C.O.D. to a net 21 basis, although the majority of the Auxer Group's purchases are made on credit terms of 10 days or less. Sales by the telecom group of its product are generally made on a net 30 basis.

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

On January 3, 2002, The Auxer Group announced restructuring to accommodate future acquisition opportunities. The restructuring is to take place during the first quarter. Management has agreed to defer compensation. Mr. Shaver has resigned his position as Executive Vice President. To date, the restructuring phase has no further disclosures. This restructuring phase will continue into the second quarter of 2002. Management believes the restructuring efforts resulted in a reduction of general administrative expenses in excess of $1,200,000 on a quarterly basis.

On January 11, 2002, CT Industries introduced its new website, www.ctiprepaid.com. This site is an informational site on CT Industries' products. Auxer also plans to introduce new sites for its investor and distributor companies as well. As of the end of the first quarter of 2002, no new sites have been introduced.

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Auxer Telecom was dissolved on March 18, 2002. CT Industries will continue to distribute prepaid phone cards.

Sources of Liquidity

Our subsidiary, Harvey Westbury has a credit facility agreement with Quantum Corporate Funding Ltd. The credit facility currently permits borrowings of up to $500,000 against a fixed percentage of 70% of eligible accounts receivable and up to 30% of the eligible inventory. The interest rate on eligible accounts receivable increase dependent upon how long the receivable remains unpaid. The interest rate on inventory is 4.5% over the prime rate but not less than 6%. The credit facility agreement requires a minimum annual fee of $5000 of the maximum credit line per annum on each anniversary date of the signing of the agreement, February 4, 2002.

For the quarter ended March 31, 2002, we paid for operations by raising $257,202 through common stock issuance and debt borrowings after payments to short term debts. We had Notes Payable to shareholders of $94,443, had other notes payable of $759,554, and notes payable convertible debt of $894,318 on March 31, 2002. We had loans outstanding against its credit line of $178,129 under a security agreement with Quantum Corporate Funding Ltd. to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp.

We have provided guarantees of the repayment of loans. Quantum Corporate Funding Ltd. agreed to lend an amount equal to 70% of the net value of all Harvey Westbury accounts. We did not sell or issue any common stock to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended March 31, 2002.

In comparison for the quarter ended March 31, 2001, we paid for operations by raising $711,887 through debt borrowing after payment to short term debts. The Company had Notes Payable to shareholders of $99,837, had Other Notes Payable of $756,460 and notes payable convertible debt of $911,685 on March 31, 2001. We had loans outstanding against our credit line of $30,618 under a security agreement with Merchant Financial Corporation to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. We have provided guarantees of the repayment of loans. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. We issued common stock of $1,044,000 to provide for services rendered and consulting requirements.

Any forward-looking statements included in this Form 10-QSB reflect management's best judgement based on factors currently known and involve risks and uncertainies. Actual results may vary materially.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

The Auxer Group has the following pending or threatened litigation:

The Auxer Group, Auxer Telecom and CT Industries vs. Husni Hassan, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1120-02, filed on February 22, 2002. We are requesting a sum of $1,250,000 plus interest for default of promissory note, violation of stock purchase agreement and violation of employment contract. On April 12, 2002, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous filed a counterclaim for violation of stock purchase agreement. The Auxer Group intends to vigorously defend this action and pursue its case against Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K.

        (a) Furnish the exhibits required by Item 601 of Regulation S-B.  None

        (b) Reports of Form 8-K. On March 19, 2002 we filed a Form 8-K to report a Change in Registrant's Certifying Accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE AUXER GROUP, INC.
                              (Registrant)

Date: May 20, 2002            /s/Eugene Chiaramonte, Jr.
                              ---------------------------
                                 Eugene Chiaramonte, Jr.
                                 President, Chief Executive
                                 Officer and Director