Form 10KSB/A
period 2001-12-31
AUXER GROUP INC
filed 2002-06-03
CIK 1088734

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

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Years December 31, 2000 and 2001.

The financial statements for the years ended December 31, 2000 and 2001 have been prepared on a going concern basis. The issuance of a going concern opinion by the auditors indicates that the auditors have substantial doubt about the Auxer Group's ability to continue as a going concern. The Auxer Group incurred net losses of $11,427,647 for period from April 18, 1995 to December 31, 2001.

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

Results of operations for periods ended December 31, 2000 and 2001


                              Year ended          Year ended          +/-%
                               December          December 31,
                               31, 2000              2001


Net Sales                     1,909,189            2,714,018         +   42%
Gross Profit                    574,524               91,291          -  84%
Selling, General &            3,282,808            3,174,644          -   3%
Administrative
Expenses
Research &                            0                    0             0%
Development Costs
Depreciation Costs              110,119              140,022          + 27%
Amortization Costs                    0                    0             0%
Interest                         36,524              517,905          + 1318%
Net Income (Loss)            (2,881,927)          (3,741,280)           n/a
Inventory                       584,839              479,928          -  18%


Historic 2001 to Historic 2000 Financial Data Comparison

Net Sales

We had sales of $2,714,018 in 2001 compared to sales of $1,909,189 in 2000 representing an increase of $804,829 or 42%.


The increase in sales was as a result of an increase in prepaid calling card sales generated by the Telecom Group.

Gross Profit Margins

We had gross profits of $91,291 or a gross profit of 3% in 2001 compared to gross profits of $574,524 or a gross profit of 30% in 2000 representing a decrease in the gross profit of 27%.

The decrease in gross profit was as a result of lower margins related to the sale of prepaid phone cards.

Selling, General & Administrative Expenses

We had general and administrative expenses of $3,174,644 in 2001 compared to

$3,282,808 in 2000 representing an decrease of $108,164 or 3%.

The decrease in these expenses was as a result of reduced general and administrative expenses.

Research & Development Costs

We had research and development costs of $0 in 2001 compared to $0 in 2000 representing no change.

Depreciation

We had depreciation expenses of $140,022 in 2001 compared to $110,119 in 2000 representing an increase of $29,903 or 27%.

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

Net Income (Loss)

We had net losses of $3,741,280 or a loss of $0.03 per share in 2001 compared to losses of $2,881,927 or a loss of $0.03 per share in 2000 representing an increase in losses of $859,353 or $0.03 per share.

The increase in losses was a result of an increase in expenses, related to the telecommunications operations.

Inventory

We had inventory of $479,928 on December 31, 2001 compared to inventory of

$584,839 on December 31, 2000 representing a decrease of $104,911 or 18%.

The decrease in inventory was as a result of decreased automotive inventory.

ITEM 7. FINANCIAL STATEMENTS

                              THE AUXER GROUP, INC.

                                  CONSOLIDATED

                              FINANCIAL STATEMENTS

                                December 31, 2001

                              THE AUXER GROUP, INC.

                                      INDEX
                                      -----

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT .............................              F2

CONSOLIDATED BALANCE SHEETS ..............................              F3

CONSOLIDATED STATEMENTS OF OPERATIONS ....................              F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              F5

CONSOLIDATED STATEMENTS OF CASH FLOWS ....................              F6-F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............              F8-F23

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.
-------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 TEL (212) 406-7272 -
                                                 FAX (212) 513-1930

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

The financial statements at December 31, 2000 and for the year then ended were audited by other accountants, whose report dated November 30, 2001 expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that The Auxer Group, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of The Auxer Group, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York

April 4, 2002

                                       F2

                              THE AUXER GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,             December 31,
                                                                                      2001                      2000
                                                                                      ----                      ----
                                     ASSETS
Current Assets
     Cash                                                                     $            27,616     $           183,988
     Accounts receivable, net                                                             166,463                 232,171
     Inventory (Note 4)                                                                   479,928                 584,839
     Prepaid expenses                                                                                              25,105
                                                                                ------------------      ------------------
          Total Current Assets                                                            674,007               1,026,103

Property plant and equipment, net of accumulated depreciation                             474,360                 610,837
Security deposit                                                                           54,533                 131,079
Other receivables, net                                                                    183,900                  42,334
Net assets of discontinued operations                                                           -               1,432,676
                                                                                ------------------      ------------------
          Total Assets                                                        $         1,386,800     $         3,243,029
                                                                                ==================      ==================

                             LIABILITIES AND CAPITAL
Current Liabilities

     Accounts payable and accrued expenses (Note 5)                           $           438,742     $           364,275
     Credit line                                                                                -                  64,849
     Deferred sales                                                                       373,174                 468,312
     Notes payable                                                                        758,886               1,564,353
     Notes payable-shareholders                                                           113,054                  87,859
                                                                                ------------------      ------------------
          Total Current Liabilities                                                     1,683,856               2,549,648

Long term debt, less current maturities (Note 6)                                          895,303                   3,178
Common stock subject to rescission                                                        509,000               1,361,625

Commitments and contingencies (Note 9)

Stockholders' Equity (Deficit) (Note 8)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 138,117,072 at December
    31, 2001, 104,037,030 at December 31, 2000                                            138,117                 104,037
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 2,750,000 shares outstanding
    at December 31, 2001 and at December 31, 2000.                                          2,750                   2,750
Additional paid-in capital                                                              9,585,421               6,846,441
Accumulated deficit                                                                   (11,427,647)             (7,624,650)
                                                                                ------------------      ------------------
          Stockholders' (Deficit)                                                      (1,701,359)               (671,422)
                                                                                ------------------      ------------------
          Total Liabilities and Capital                                       $         1,386,800     $         3,243,029
                                                                                ==================      ==================

                        See Notes to Financial Statements

                                       F3

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               For the Year Ended
                                                                                                  December 31,
                                                                                          2001                    2000
                                                                                          ----                    ----
Sales revenues                                                                $         2,714,018     $         1,909,189

Cost of sales                                                                           2,622,727               1,361,665
                                                                                ------------------      ------------------

Gross profit                                                                               91,291                 547,524

General and administrative expenses                                                     3,174,644               3,282,808
Depreciation and amortization                                                             140,022                 110,119
Interest expenses                                                                         517,905                  36,524
                                                                                ------------------      ------------------
                                                                                        3,832,571               3,429,451

    Loss from operations                                                               (3,741,280)             (2,881,927)

Other income and expenses
    Interest income                                                                         2,466                   5,037
                                                                                ------------------      ------------------

Net loss from continuing operations                                                    (3,738,814)             (2,876,890)

Gain (loss) from discontinued operations, net of taxes                                    (64,183)                 81,057
                                                                                ------------------      ------------------

Net loss                                                                      $        (3,802,997)    $        (2,795,833)
                                                                                ==================      ==================

Gain (loss) per common share from discontinued operations                     $             (0.00)    $              0.00
                                                                                ==================      ==================

Net loss per common share                                                     $             (0.03)    $             (0.03)
                                                                                ==================      ==================

Weighted average shares outstanding                                                   125,279,032              93,194,000
                                                                                ==================      ==================

                       See Notes to Financial Statements.

                                       F4

                              THE AUXER GROUP, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                              Common Stock                Preferred Stock            Capital in
                            ($0.001 par value)          ($0.001 par value)           Excess of
                                Shares        Amount        Shares        Amount     Par Value         Deficit          Total
                                ------        ------        ------        ------     ---------         -------          -----
Balance January 1, 2000        56,736,797 $     56,737      2,750,000  $    2,750 $    3,702,617  $    (4,828,817) $   (1,066,713)

Common stock issued for
     cash                      36,225,233       36,225              -           -      1,401,661                -       1,437,886

Common stock issued for
     goods and services         8,075,000        8,075              -           -      1,604,563                -       1,612,638

Common stock issued for
     acquisition                3,000,000        3,000              -           -        261,000                -         264,000

Net adjustment for common
    stock subject to rescission
    rights                              -            -              -           -       (123,400)               -        (123,400)

Loss for year ended
    December 31, 2000                   -            -              -           -              -       (2,795,833)     (2,795,833)
                              ------------  -----------  -------------   ---------  -------------   --------------   -------------

Balance December 31, 2000     104,037,030      104,037      2,750,000       2,750      6,846,441       (7,624,650)       (671,422)

Common stock and warrants
     issued for services       12,400,000       12,400              -           -        701,600                -         714,000

Exercise of option issued
     for services              15,000,000       15,000              -           -        781,875                -         796,875

Common stock issued for
     conversion of notes        6,680,042        6,680              -           -         12,158                -          18,838

Interest expense on issuance
     of convertible debt                -            -              -           -        390,722                -         390,722

Net adjustment for common
     stock subject to recission
     rights                             -            -              -           -        852,625                -         852,625

Loss for year ended
    December 31, 2001                   -            -              -           -              -       (3,802,997)     (3,802,997)
                              ------------  -----------  -------------   ---------  -------------   --------------   -------------

Balance December 31, 2001     138,117,072 $    138,117      2,750,000  $    2,750 $    9,585,421  $   (11,427,647) $   (1,701,359)
                              ============  ===========  =============   =========  =============   ==============   =============

                       See Notes to Financial Statements.

                                       F5

                              THE AUXER GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Year Ended
                                                                                                  December 31,
                                                                                         2001                    2000
                                                                                         ----                    ----
Operating Activities
   Net income or (loss) from continuing operations                              $        (3,738,814)    $        (2,876,890)
   Adjustments to reconcile net (loss) ti net cash
      used by operating activities:
   Depreciation and amortization                                                            140,022                 110,119
   Common stock issued for services                                                       1,510,875               1,612,638
   Convertible loan interest                                                                390,722                       -
   Write off of discontinued operations                                                      56,730                       -
   Loss on abandonment                                                                       64,183                 (81,057)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                65,708                 688,621
   (Increase) decrease in inventory                                                         104,911                 249,752
   (Increase) decrease in prepaid expenses                                                   25,105                 (17,105)
   (Increase) decrease in other receivables                                                (141,566)                (19,051)
   (Increase) decrease in accounts payable and accrued expenses                              74,467              (2,423,315)
   Increase (decrease) in deferred sales                                                    (95,138)                468,312
                                                                                  ------------------      ------------------
   Net cash (used) by operating activities                                               (1,542,795)             (2,287,976)

Investing Activities

   Purchase property, inventory and equipment                                                     -                (385,892)
   Proceeds from sale of fixed assets                                                        15,998                       -
   Security deposit                                                                          76,546                (116,183)
                                                                                  ------------------      ------------------
   Net cash provided(used) by investing activities                                           92,544                (502,075)

Financing Activities

   Borrowings/payments under line of credit agreement, net                                  (64,849)                 33,481
   Proceeds from long-term debt                                                             894,185               1,507,496
   Payments on short-term debt                                                             (805,747)                (22,538)
   Payments on long-term debt                                                                (1,780)                 (1,155)
   Shareholder loan payable                                                                  25,195                  10,469
   Sale of common stock                                                                   1,246,875               1,437,886
                                                                                  ------------------      ------------------
   Net cash provided by financing activities                                              1,293,879               2,965,639
                                                                                  ------------------      ------------------
   Increase (decrease) in cash                                                             (156,372)                175,588
   Cash at beginning of period                                                              183,988                   8,400
                                                                                  ------------------      ------------------
   Cash at end of period                                                        $            27,616     $           183,988
                                                                                  ==================      ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                                   $                 -     $                 -
                                                                                  ==================      ==================
     Income taxes (benefits)                                                    $                 -     $                 -
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

                       See Notes to Financial Statements.

                                       F6

                              THE AUXER GROUP, INC.

                                                                                               For the Year Ended
                                                                                         December 31,
                                                                                          2001                    2000
                                                                                          ----                    ----

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
   Non-cash investing and financing activities:

Common stock issued for the acquisition of Clifton Telecard
Alliance, Inc.
                                                                              $                 -     $           264,000

Common stock issued for services                                                          264,000                       -

Common stock issued for conversion of notes                                                18,838                       -

Interest expense on issuance of convertible debt                                          390,722                       -

Net adjustment for common stock subject to recission rights                               852,625                (123,400)

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

     b.   Description of the Company

          The Company is an investment holding company that is comprised of five subsidiaries: the Harvey Westbury Corporation, Hardyston Distributors, Inc., CT Industries, Auxer Telecom, Inc. and Universal Filtration Industries.

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

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Financial Statement Presentation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The

          Company incurred net losses of $11,427,647 for the period from April 18, 1995 to December 31, 2001. These factors indicate that the

          Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

          The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional products, improved manufacturing efficiency, the building of inventory to meet fulfillment requirements for the Company's various automotive products and the completion of planned acquisitions. The Company plans to continue to engage in such ongoing financing efforts.

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

          Receivables

          Allowances against receivables are calculated equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with a review of the current status of the existing receivables, and amounted to $26,505 at December 31, 2001 and $65,223 at December 31, 2000.

          Property and Equipment

          Property and equipment are recorded at cost and are depreciated under the straight-line methods over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                                                                            December 31,            December 31,
          Equipment and leasehold consists of the following:                      2001                    2000
                                                                                  ----                    ----

          Vehicles                                                        $            29,539     $            38,036
          Machinery and equipment                                                     652,526                 645,895
          Furniture and fixtures                                                       21,748                  23,329
          Leasehold improvements                                                        2,121                   2,121
                                                                            ------------------      ------------------
                                                                                      705,934                 709,381
          Less: Accumulated depreciation and amortization                            (231,574)                (98,544)
                                                                            ------------------      ------------------
                                                                          $           474,360     $           610,837
                                                                            ==================      ==================


                                       F10

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Revenue Recognition

          The Company acts as principal in its revenue generating transactions, takes title to its products, and has risks and rewards of ownership. The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "deferred revenue." The Company's revenue recognition policy are the same for each product and subsidiary.

          Research and Development Expenses

          Research and development costs are charged to operations when incurred.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

          Impairment of Long-Lived Assets

          In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required .

                                       F11

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Off Balance Sheet Risk

          The Company purchases prepaid phone cards from various telephone companies who agree to provide long distance phone service to the cardholder after the Company activates the phone card when it is sold. In the event the long distance service provider does not provide the service or goes out of business, the Company would be responsible for refunding the purchase price of the phone card.

          The Company mitigates its risk by dealing with well-capitalized long distance service providers.

Note 3- ACQUISITIONS

          Acquisition of Telecommunications Switch Operations

          On August 24, 2000 the Company acquired two telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (which includes imputed interest at 12% in the amount of $48,660). The Company placed these assets into its wholly-owned subsidiary, Auxer Telecom Inc., which started operations in December 2000. The note is currently in default.

          Acquisition of Wholesale Prepaid Phone Distribution Operation

          On September 22, 2000 the Company acquired the assets of Clifton Telecard Alliance Inc., ("CTA"), a New Jersey based telecommunications company, for a total purchase price of $964,000.

          The Company paid $500,000 to the shareholders of CTA at closing, issued 3 million shares of common stock valued at $264,000, and issued a note payable to them for $200,000 due in 2001, which is more fully described in Note 6.

          The excess of the amount paid over the fair value of CTA's identifiable net assets was $846,939, which has been reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of five years, and is amortizing the amount recorded using the straight-line method over that period.

          On May 16, 2001 the Company sold Clifton Telecard Inc. The unamortized portion of goodwill of $762,245 was expensed and included in the loss from discontinued operations.

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

Note 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following at December 31, 2001 and December 31, 2000:

                                                                                  2001                    2000
                                                                                  ----                    ----

          Accounts payable on trade with other vendors                    $           368,606     $           337,572

          Customer deposits                                                            28,000                       -
          Accrued salaries                                                             20,000                  20,000
          Payroll taxes payable                                                         2,136                   6,285
          Sales tax payable                                                                 -                     418
                                                                            ------------------      ------------------

                                                                          $           418,742     $           364,275
                                                                            ==================      ==================


Note 6- DEBT

          Security Agreement

          The Company has entered into a security agreement with Merchant Financial Corp. ("Merchant") to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees by certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. In July 2001 this agreement was terminated.

          Notes payable

          The following is a summary of long and short-term debt at December 31:

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


                                       F13

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 6- DEBT (continued)

          Notes payable (continued)

                                                                                          2001                       2000
                                                                                          ----                       ----
          Notes payable to Colbie Pacific Capital, due
          August 1, 2001, payable in 10 monthly principal
          and interest payments of $10,000 and one
          principal and interest payment of $458,000,
          secured by equipment. The note is currently in
          default.                                                                            495,855                 489,411

          Note payable to shareholders, payable on
          demand with no interest                                                             180,900                 240,000

          Note payable to certain shareholders, payable
          January 16, 2001, plus interest at a rate of 15%.                                         -                 551,685

          8% convertible debenture due January 2006                                           894,185                       -

          13.5% installment note, collateralized by vehicle,
          payable in monthly installments of $239 with the
          final payment due May 2001                                                                -                   1,406

          11.5% installment note, collateralized by vehicle,
          payable in monthly installments of $188 with the
          final payment due May 2003                                                            3,249                   5,029
                                                                                    ------------------      ------------------
                                                                                            1,654,189               1,567,531
                  Less current maturities                                                    (758,886)             (1,564,353)
                                                                                    ------------------      ------------------
                       Long Term Debt                                             $           895,303     $             3,178
                                                                                    ==================      ==================


                                       F14

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 6- DEBT (continued)

          Notes payable (continued)

          In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to sixty-five percent (65%) (the "Discount Multiplier") of the Market Price. The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. In December 2001 $18,838 of the principle amount of debentures was converted into the Company's common stock.

Note 7- INCOME TAXES

          The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

          The Company has net operating loss carry forwards for income tax purposes of approximately $11,000,000 at December 31, 2001, and $7,600,000 at December 31, 2000. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2012. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the company of more than 50 percent.

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

          SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

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

          Segment Profit or Loss

          The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value. Operating expenses, such as rent, utilities, payroll and insurance, are attached to a segment and identified and allocated accordingly. Substantially all of the general and administrative expenses incurred pertain to merger and acquisition expenditures, including legal, administrative and consulting fees, which are primarily allocated to the parent company.

          Major Customer Information

          In 2001, sales to one customer represented $145,000 of the Company's consolidated revenue. This customer is served by the automotive group's operating segment.

                                       F17

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 10- SEGMENT INFORMATION (continued)

The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2001:

                                                       Automotive        Telecom      Intercompany       Auxer Group
                                         Parent         Group             Group       Eliminations       Consolidated
                                         ------         -----             -----       ------------       ------------
Balance Sheet
Current Assets                         $   392,277    $   397,943     $    264,598 $        (380,811) $       674,007
Fixed Assets (net)                           8,285         44,469          421,606             --             474,360
Other Assets                             3,446,096          8,053           96,480        (3,312,196)         238,433
                                       -----------    -----------     ------------ -----------------  ---------------
Total Assets                           $ 3,846,658    $   450,465     $    782,684 $      (3,693,007) $     1,386,800
                                       ===========    ===========     ============ =================  ===============

Liabilities & Stockholders' Equity

Current Liabilities                    $   591,616    $ 2,128,585     $    2,557,940 $    (3,592,947) $     1,685,194
Long Term Liabilities                      893,965             --                 --              --          893,965
Common Stock Subject to Rescission         509,000             --                 --              --          509,000
Stockholders' Equity                     1,852,077     (1,678,120)        (1,775,256)       (100,060)      (1,701,359)
                                       -----------    -----------     ------------ -----------------  ---------------
Total Liabilities and Stockholders' Equity

                                       $ 3,846,658    $   450,465     $    782,684   $    (3,693,007) $     1,386,800
                                       ===========    ===========     ============ =================  ===============

The Company's consolidated statement of operations for the year ended December
31, 2001:

Statement of Operations
Revenues                              $          -    $   977,011  $       1,805,346 $       (68,339) $     2,714,018
Costs of Goods Sold                              -        811,707          1,879,359         (68,339)       2,622,727
                                       -----------    -----------     ------------ -----------------  ---------------

Gross Profit                                     -        165,304            (74,013)              -           91,291
Operating Expenses                       2,458,491        437,492            936,588               -        3,832,571
                                       -----------    -----------     ------------ -----------------  ---------------
Income (Loss) From Operations

                                        (2,458,491)      (272,188)        (1,010,601)              -       (3,741,280)
Other Income (Expense):
Interest Income                              1,029              -              1,437               -            2,466
Loss on Abandonment                        (64,183)             -                  -               -          (64,183)
                                       -----------    -----------     ------------ -----------------  ---------------

Net Income (Loss)                     $ (2,521,645) $    (272,188) $      (1,009,164)$             -  $    (3,802,997)
                                       ===========    ===========     ============ =================  ===============


                                       F18

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 10- SEGMENT INFORMATION (continued)

The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2000:

                                                              Automotive           Telecom          Intercompany        Auxer Group
                                             Parent              Group              Group           Eliminations       Consolidated
                                             ------              -----              -----           ------------       ------------
    Balance Sheet
    Current Assets                          $    65,636    $   841,707              $    118,760   $           --    $    1,026,103
    Fixed Assets (net)                           11,192         62,469                   537,176               --           610,837
    Other Assets                              3,993,672         36,863                 1,541,641        (3,966,088)       1,606,088
                                            -----------    -----------              ------------   ---------------   --------------
    Total Assets                            $ 4,070,500    $   941,039              $  2,197,577   $    (3,966,088)  $    3,243,028
                                            ===========    ===========              ============   ===============   ==============

    Liabilities & Stockholders' Equity

    Current Liabilities                     $ 1,191,777    $ 2,691,189              $  1,568,709   $    (2,902,028)  $    2,549,647
    Long Term Liabilities                            --          3,178                        --                --            3,178
    Common Stock Subject to Rescission
                                              1,361,625             --                        --                --        1,361,625
    Stockholders' Equity                      1,517,098     (1,753,328)                  628,868        (1,064,060)        (671,422)
                                            -----------    -----------              ------------   ---------------   --------------
    Total Liabilities and Stockholders'
    Equity

                                            $ 4,070,500    $   941,039              $  2,197,577   $    (3,966,088)  $    3,243,028
                                            ===========    ===========              ============   ===============   ==============

The Company's consolidated statement of operations for the year ended December
31, 2000:

    Statement of Operations

    Revenues                                $        --    $ 1,705,952              $    225,184 $         (21,947)  $    1,909,189
    Costs of Goods Sold                              --      1,150,370                   233,242           (21,947)       1,361,665
    Gross Profit                                     --        555,582                    (8,058)               --          547,524
    Operating Expenses                        2,435,528        582,575                   411,348                --        3,429,451
                                            -----------    -----------              ------------   ---------------   --------------
    Income (Loss) From Operations

                                             (2,435,528)       (26,993)                 (419,406)               --       (2,881,927)
    Other Income (Expense):
    Interest Income                               4,337             --                       700                --            5,037
    Loss on Abandonment                          (2,517)            --                    83,574                --           81,057
                                            -----------    -----------              ------------   ---------------   --------------
    Net Income (Loss)                       $(2,433,708)   $   (26,993)             $    (335,132)$             --   $   (2,795,833)
                                            ===========    ===========              ============   ===============   ==============


                                       F19

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 11- STOCK OPTION PLAN

          The Company has a Stock Option Plan (the "Plan") under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is twenty five million shares. As of December 31, 2001 the maximum number of shares available for future grants under the Plan is 23,000,000 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid in capital. Additional information regarding the Plan's stock option activity is as follows:

                                                                                         Weighted
                                                                   Number of              Average
                                                                    Shares            Exercise Price

          Outstanding at December 31, 1999                                     -
          Granted                                                      2,000,000   $              0.05
                                                               ------------------    ------------------
          Outstanding at December 31, 2001 and 2000                    2,000,000   $              0.05
                                                               ==================    ==================


          The Company accounts for its plan under APB Option No. 25 ("Accounting for Stock Issued to Employees"). Accordingly, compensation expense is recognized in the Company's financial statements when the exercise price of the Company's employee stock options is less than the market price of the Company's common stock on the date of grant. During 2000, the Company recorded compensation costs of $20,000 related to the stock option plan.

          The pro forma net income impact under Financial Accounting Standards Board Statement No. 123 ("Accounting for Stock-Based Compensation") is not material.

          During 2001 the Company issued a non qualified option to purchase $1,000,000 worth of common shares at 15% discount to the market price on the date of exercise for consulting services performed in 2001. This option expires on March 8, 2011. During 2001 the consultant exercised $796,875 of the option for 15,000,000 common shares at a price of $0.053 per share which was 15% below the market price of $0.0625 on the date of exercise. The amount remaining on the option at December 31, 2001 is $203,125. At December 31, 2001 the Company would have had to issue approximately 24,000,000 common shares if the option was exercised.

                                       F20

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 12- COMMON STOCK WARRANTS

          Common Stock Warrants
          ---------------------

          During 2001 warrants to purchase 4,500,000 shares of common stock at various prices were granted to a consultant. The exercise price was equal to or greater than the current market price of the stock on the date granted. All warrants expire December 31, 2002, if not exercised. At December 31, 2001 the per share exercise prices of these warrants are as follows:

                                                                         Exercise             Year of
              Year of Issue                          Shares               Price             Expiration
              -------------                          ------               -----             ----------
                  2001                                 2,500,000                0.075          2002
                  2001                                 1,000,000                0.100          2002
                  2001                                 1,000,000                0.150          2002
                                                -----------------
                                                       4,500,000
                                                =================

          The following is a summary of warrant transactions:

                                                                     December 31,
                                                                        2001
          Outstanding at beginning of period                                     -
          Granted during the period                                      4,500,000
                                                                   ----------------
               Outstanding and eligible for exercise                     4,500,000
                                                                   ================


Note 13- STOCKHOLDERS' EQUITY

          During March 2001 the Company issued 6,000,000 common shares for consulting services valued at $450,000 or $0.075 per share.

          During March 2001 the Company issued 1,400,000 common shares for consulting services valued at $84,000 or $0.06 per share.

          During March 2001 a consultant exercised a stock option for 15,000,000 common shares for $796,875.

          During April 2001 the Company issued 4,000,000 common shares to a consultant for services valued at $144,000 or $0.036 per share.

          During April 2001 the Company issued 1,000,000 common shares for legal services valued at $36,000 or $0.036 per share.

                                       F21

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 13- STOCKHOLDERS' EQUITY (continued)

          On December 27, 2001 the Company issued 6,680,042 shares of common stock in exchange for $18,838 of convertible notes payable.

          On January 2, 1999, the Company issued 1,500,000 shares and 1,250,000 shares of the Company's preferred stock valued at $0.15 per share to Eugene Chiaramonte, Jr. and Ronald Shaver, respectively, as repayment of loans in the amount of $15,000, reimbursement of expenses of $12,500, and deferred compensation of $208,500 and $173,750.

          The Preferred Stock is convertible at any time, at the holder's option, into shares of the Company's common stock at a rate of ten shares of common stock for each share of preferred stock.

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

                                       F22

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 15- SUBSEQUENT EVENTS

          During January and February 2002 the Company entered into a new factoring agreement to borrow money secured by the receivables and inventory of Harvey Westbury Corp. with a personal guaranteee from the president of the Company. Additionaly, the Company obtained a $100,000 unsecured line of credit for Harvey Westbury Corp., a lending institution personally guaranteed by the president of the Company. In the event the president of the Company has to pay back the loans, the Company will issue the president sufficient shares to cover the debt payments.

          On March 18, 2002 Auxer Telecom, Inc. was disolved.

                                       F23

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

Dated: May 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title                             Date

/s/ Eugene Chiaramonte, Jr.         Chief Executive Officer,      May 31, 2002
---------------------------         President, Treasurer,
                                    Secretary and Director