Form 10QSB
period 2002-06-30
AUXER GROUP INC
filed 2002-08-19
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30440

THE AUXER GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3537927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Andrews Drive, West Paterson, New Jersey    07424
(Address of Principal Executive Offices)

(973) 890-4925
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, the Company had 236,237,030 shares of Common Stock outstanding, $0.001 par value.

THE AUXER GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

PART I

ITEM 1.      FINANCIAL STATEMENTS

The consolidated financial statements of The Auxer Group, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2001.

TABLE OF CONTENTS

Page(s)
Balance sheets	3

Statements of operations	4

Statements of cash flows	5

Notes to financial statements	6-7

                              THE AUXER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 December 31,
                                                                           2002                    2001
                                                                           ----                    ----
                            ASSETS                                      (unaudited)
Current Assets
     Cash                                                          $             7,111     $            27,616
     Accounts receivable, net                                                  120,086                 166,463
     Inventory                                                                 303,924                 479,928
                                                                     ------------------      ------------------
          Total Current Assets                                                 431,121                 674,007

Property plant and equipment, net of accumulated depreciation                  127,712                 474,360
Security deposit                                                                58,533                  54,533
Other receivables, net                                                         153,788                 183,900
                                                                     ------------------      ------------------
          Total Assets                                             $           771,154     $         1,386,800
                                                                     ==================      ==================

                    LIABILITIES AND CAPITAL
Current Liabilities
     Bank loan                                                     $            97,086     $                 -
     Payroll taxes payable                                                      90,020                       -
     Accounts payable and accrued expenses                                     613,306                 438,742
     Loan payable                                                               97,831                       -
     Deferred sales                                                             69,500                 373,174
     Notes payable                                                             759,600                 758,886
     Notes payable-shareholders                                                142,677                 113,054
                                                                     ------------------      ------------------
          Total Current Liabilities                                          1,870,020               1,683,856

Long term debt, less current maturities                                        693,683                 895,303
Common stock subject to rescission                                             509,000                 509,000

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized $.001
    par value; issued and outstanding 236,237,030 at June
    30, 2002 and 138,117,072 at December 31, 2001                              236,237                 138,117
  Preferred stock 25,000,000 shares authorized $.001
    $.001 par value; issued and outstanding 1,500,000 at
    June 30, 2002 and 2,750,000 at December 31, 2001                             1,500                   2,750
Additional paid-in capital                                                   9,696,553               9,585,421
Accumulated deficit                                                        (12,235,839)            (11,427,647)
                                                                     ------------------      ------------------
          Stockholders' (Deficit)                                           (2,301,549)             (1,701,359)
                                                                     ------------------      ------------------
          Total Liabilities and Capital                            $           771,154     $         1,386,800
                                                                     ==================      ==================

                        See Notes to Financial Statements
                                        3

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three Months Ended                 For the Six Months Ended
                                                      June 30,                                  June 30,
                                             2002                 2001                 2002                 2001
                                             ----                 ----                 ----                 ----
                                          (unaudited)          (unaudited)          (unaudited)          (unaudited)

Sales revenues                       $           214,319  $           990,768  $         1,218,832  $         1,581,722

Cost of sales                                     19,061              829,055              883,799            1,382,462
                                       ------------------   ------------------   ------------------   ------------------

Gross profit                                     195,258             161,713              335,033              199,260

General and administrative expenses              479,176              651,097              737,873            2,190,305
Impairment of fixed asset                        270,000                    -              270,000                    -
Depreciation and amortization                     32,856               34,600               66,659               69,059
Interest expenses                                 32,225               15,282               68,693              437,744
                                       ------------------   ------------------   ------------------   ------------------
                                                 814,257              700,979            1,143,225            2,697,108

    Loss from operations                        (618,999)            (539,266)            (808,192)          (2,497,848)

Other income and expenses
    Interest income                                    -                  920                    -                2,104
                                       ------------------   ------------------   ------------------   ------------------

Net loss from continuing
     operations                                 (618,999)            (538,346)            (808,192)          (2,495,744)

Loss from discontinued operations,
     net of taxes                                      -              (75,224)                   -              (75,224)
                                       ------------------   ------------------   ------------------   ------------------

Net loss                             $          (618,999) $          (613,570) $          (808,192) $        (2,570,968)
                                       ==================   ==================   ==================   ==================

Loss per common share from
     discontinued operations         $             (0.00) $             (0.00) $             (0.00) $             (0.00)
                                       ==================   ==================   ==================   ==================

Net loss per common share            $             (0.00) $             (0.00) $             (0.00) $             (0.02)
                                       ==================   ==================   ==================   ==================

Weighted average shares outstanding          211,337,820          130,118,349          174,929,713          119,165,207
                                       ==================   ==================   ==================   ==================

                       See Notes to Financial Statements.
                                        4

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Three Months Ended           For the Six Months Ended
                                                                      June 30,                             June 30,
                                                                2002              2001              2002              2001
                                                                ----              ----              ----              ----
                                                            (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                            -----------       -----------       -----------       -----------
Operating Activities
--------------------
   Net loss from continuing operations                   $       (618,999) $       (613,570) $       (808,192) $     (2,570,968)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                   42,844            34,600            76,648            69,059
   Common stock issued for services                                 7,500           180,000             7,500           933,100
   Convertible loan interest                                            -                 -                 -           390,722
   Impairment of fixed assets                                     270,000                 -           270,000                 -
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     433,697         1,202,207            46,377         1,834,711
   (Increase) decrease in inventory                               100,241          (124,521)          176,004           456,585
   (Increase) decrease in prepaid expenses                              -            64,880                 -            28,160
   (Increase) decrease in other receivables                       (10,000)         (180,902)           30,112          (212,955)
   (Increase) decrease in notes receivable                              -          (131,012)                -          (131,012)
   Increase (decrease) in accounts payable and
      accrued expenses                                             89,529           209,641           174,564        (1,608,530)
   Increase (decrease) in payroll tax liability                    90,020                 -            90,020                 -
   Increase (decrease) in deferred sales                         (389,528)         (701,135)         (303,674)         (594,920)
                                                           ---------------   ---------------   ---------------   ---------------
   Net cash (used) by operating activities                         15,304          (59,812)          (240,641)       (1,406,048)

Investing Activities
--------------------
   Purchase property, inventory and equipment                           -            13,641                 -             8,776
   Proceeds from sale of fixed assets                                   -           804,592                 -           804,592
   Security deposit                                                (4,000)           78,477            (4,000)           38,477
                                                           ---------------   ---------------   ---------------   ---------------
   Net cash provided (used) by investing activities                (4,000)          896,710            (4,000)          851,845

Financing Activities
--------------------
   Bank loans                                                           -                 -           100,000                 -
   Payment of bank loan                                              (915)                -            (2,914)                -
   Borrowings/payments under line of credit
      agreement, net                                              (80,298)           51,249            97,831            17,018
   Proceeds from long-term debt                                         -           159,921                 -           911,685
   Payments on short-term debt                                          -          (827,113)                -          (843,322)
   Payments on long-term debt                                        (196)           58,248              (404)           (1,224)
   Shareholder loan payable                                        48,234           (22,895)           29,623           (10,908)
   Sale of common stock and exercise of options                         -                 -                 -           530,900
                                                           ---------------   ---------------   ---------------   ---------------
   Net cash provided (used) by financing activities               (33,175)         (580,590)          224,136           604,149
                                                           ---------------   ---------------   ---------------   ---------------
   Increase (decrease) in cash                                    (21,871)          256,308           (20,505)           49,946
   Cash at beginning of period                                     28,982            75,661            27,616           282,023
                                                           ---------------   ---------------   ---------------   ---------------
   Cash at end of period                                 $          7,111  $        331,969  $          7,111  $        331,969
                                                           ===============   ===============   ===============   ===============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                            $              -  $              -  $              -  $              -
                                                           ===============   ===============   ===============   ===============
     Income taxes (benefits)                             $              -  $              -  $              -  $              -
                                                           ===============   ===============   ===============   ===============

                       See Notes to Financial Statements.
                                        5

THE AUXER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

Note 1-	The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of The Auxer Group, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2002 and their results of operations and their cash flows for the three and six month periods ended June 30, 2002 and 2001. Results of operations for the three and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-	Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended June 30, 2002 and 2001 since there was no dilutive effect of potential common shares.

Note 3-	During January 2002 one of the Company’s subsidiaries obtained an unsecured $100,000 credit line with a bank with an interest rate of 6.5% over the bank’s prime rate. The loan is to be repaid at 2% of the principal balance outstanding ($250 minimum) per month plus accrued interest. The credit line is personally guaranteed by the President of the Company. As of June 30, 2002 the Company has borrowed $97,086 against this credit line.

Note 4-	During February 2002 one of the Company’s subsidiaries entered into an inventory and security agreement with a funding corporation. The loan agreement provides for advances of thirty percent (30%) of “eligible” inventory but not to exceed $200,000. Interest will be charged at a rate of four and one half percent (4.5%) over the prime rate but not less than six percent (6%). The funding corporation will have a security interest on all inventory. This loan is personally guaranteed by the President of the Company. As of June 30, 2002 the Company has borrowed $85,776 under this agreement.

The same subsidiary also entered into a factoring agreement with the funding corporation. The loan agreement provides for a seventy percent (70%) advance on “eligible” account receivables but not to exceed $300,000. The interest rate increases on how long the receivable remains unpaid. This loan agreement is personally guaranteed by the President of the Company. As of June 30, 2002 the Company has $12,055 in advances outstanding under the factoring agreement. The factoring agreement was terminated during the quarter ended June 30, 2002.

In the event the President of the Company has to pay back the above loans, the Company will issue the president sufficient shares to cover the loan payments.

6

THE AUXER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

Note 5-	On March 18, 2002 Auxer Telecom, Inc. was dissolved.

Note 6-	On April 24, 2002, the Company entered into a modification and payment restructuring agreement with one of its creditors. The creditor will try to sell the underlying collateral and offset the proceeds against an agreed upon amount, any short will be paid by the Company before September 2002.

Note 7-	On May 2, 2002, the Company entered into an agreement whereby the 8% convertible debentures totaling $894,185 will be retired for one million dollars ($1,000,000) for principle and accrued interest. The $1,000,000 is reduced by any proceeds received by the debenture holder from the conversion of the debt into common stock and the sale of common stock. For the six months ended June 30, 2002, $162,150 of debt was converted into 69,000,000 shares of common stock.

Note 8-	Non cash transactions for the six months ended June 30, 2002 were as follows:

	Shares of common stock issued	Dollar Value
Conversion of long term debt	69,000,000	$162,150
Common stock issued for services	300,000	$7,500
Conversion of preferred stock	12,500,000	$125,000

7

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the Auxer Group's products, fluctuations in pricing for products distributed by the Auxer Group's subsidiaries and products offered by competitors, as well as general conditions of the telecommunications and automotive marketplace.

The Auxer Group is a holding company that consists of (4) four wholly owned subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), Universal Filtration Industries, Inc., and Harvey Westbury Corp. The companies subsidiaries market products in the telecommunications and automotive industries under various trademarks to include the X-Factor(TM)Prepaid Phone cards, Platinum Series(TM)Prepaid Phone cards, Garry's Royal Satin(TM)Waxes and Polishes, Easy-Test(R)automotive, marine and aviation accessory products, and Formula 2000 Ultimate(TM)Engine Treatment.

As a result of the companies inability to raise additional sources of equity and debt based funding during this period of operations; Auxer’s subsidiaries have been unable to continue to fund the operations under management’s plan. Auxer’s operations and results have been impacted as a result of the companies current difficulties in obtaining external financing.

Results of Operations for the Three Months Ended June 30, 2001 and 2002.

The Auxer Group had sales of $214,319 for the quarter ended June 30, 2002 as compared to sales of $990,768 for the quarter ended June 30, 2001. The decrease in sales was attributed to the decrease in prepaid phone card sales as well as a decrease in automotive sales.

The Auxer Group had net losses of $618,999 for the quarter ended June 30, 2002 as compared to net losses of $613,570 for the quarter ended June 30, 2001. The increase in net losses was primarily attributed to the return of prepaid phone cards and an impairment charge of $270,000 fixed assets. The company reduced the value of the telecommunications equipment from Auxer Telecom to a liquidation value.

The Auxer Group had general administrative expenses of $479,176 for the quarter ended June 30, 2002 as compared to general administrative expenses of $651,097 for the quarter ended June 30, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $32,225 for the quarter ended June 30, 2002 as compared to $34,600 for the quarter ended June 30, 2001. The decrease in these expenses was due to the reduction of the interest paid a result of a reduction in the convertible note and a decrease in Harvey Westbury’s credit facility.

Results of Operations for the Six Months Ended June 30, 2001 and 2002

The Auxer Group had sales of $1,218,832 for the six month period ended June 30, 2002 as compared to sales of $1,581,722 for the six month period ended June 30, 2001. The decrease in sales was attributed to the decrease in prepaid phone card sales as well as the decrease in automotive sales.

The Auxer Group had net losses of $808,192 for the six month period ended June 30, 2002 as compared to net losses of $2,570,968 for the six month period ended June 30, 2001. The decrease in net losses was primarily attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had general administrative expenses of $737,873 for the six month period ended June 30, 2002 as compared to general administrative expenses of $2,190,305 for the six month period ended June 30, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $68,693 for the six month period ended June 30, 2002 as compared to $437,744 for the six month period ended June 30, 2001. The decrease in these expenses was due to the reduction of the interest from the convertible note, which was a one-time expense.

Our principle source of revenue for the three month period ending June 30, 2002 was the sale of the automotive inventory. The company’s automotive and telecommunications subsidiaries have been unable to meet sales orders due to the company’s inability to purchase inventory. Additionally, the company’s telecommunications subsidiaries were unable to continue to remain current on their terms with its carriers and resulted in the loss of its carriers which caused a termination of service. The inability to remain current and/or retain adequate deposits caused a return against prior sales.

On January 3, 2002, The Auxer Group announced a restructuring to accommodate future acquisition opportunities. The restructuring is to take place during the first quarter. Management has agreed to defer compensation. Mr. Shaver has resigned his position as Executive Vice President. To date, the restructuring phase has no further disclosures. This restructuring phase will continue into the second quarter of 2002. Management believes the restructuring efforts resulted in a reduction of general administrative expenses in excess of $1,200,000 on a quarterly basis.

On January 11, 2002, CT Industries introduced its new website, www.ctiprepaid.com. This site is an informational site on CT Industries' products. Auxer also plans to introduce new sites for its investor and distributor companies as well. As of August 16, 2002, no new sites have been introduced.

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Auxer Telecom was dissolved on March 18, 2002. Managements plan was for CT Industries to continue to distribute prepaid phone cards. Due to Auxer’s inability to raise additional external financing CT Industries has been unable to continue to remain current on their terms with its carriers which has resulted in the loss of its carriers which caused a termination of service.

On April 15, 2002, Auxer announced that its initial phase of restructuring neared completion. The company announced a reduction in loss due to restructuring. The reduction in losses and reduction in general administrative expenses continued during the three month period ended June 30, 2002.

On May 2, 2002, Auxer announced it has entered into an agreement with certain debenture holders to settle its convertible debentures for $1 Million. Under the terms of the agreement, 92 Million shares of common stock which were registered under Form SB2 were issued and placed in escrow and a lock up arrangement. Upon the debenture holders receiving the settlement payment, the registration and debenture agreements are to be retired.

On May 7, 2002, Auxer announced that the Board of Directors is focusing its corporate resources on sourcing acquisition candidates in the telecommunications and technology industry sectors. Management has identified candidates to invest in and/or acquire. As of August 16, 2002, Auxer has been unable to finance to these investments and/or acquisitions.

On May 21, 2002, Auxer announced an increase in revenues and a reduction of expenses due to its restructuring initiatives. While the company’s revenues have decreased; the company expenses continued to decrease in the three months ended June 30, 2002.

On June 20, 2002, Auxer announced sales for products sold by its automotive group increased compared to last year for the three month period ended March 31, 2002 and March 31, 2001, respectively. Sales in the second quarter ended June 30, 2002 have decreased compared to sales in the second quarter ended June 30, 2002. These results are primarily a result of the operating subsidiaries inability to purchase adequate inventory to grow and/or maintain sales of the telecommunications and automotive products.

On July 3, 2002, Auxer announced Harvey Westbury completed an agreement with Autotech Engineering to produce, manufacture and distribute a line of motor vehicle filters. The company plans to introduce this line at the 2002 AAPEX Show in Las Vegas. As of August 16, 2002, the company has been unable to purchase initial inventory requirements and has not been able to fill any sales orders due to Auxer’s inability to raise external financing.

Sources of Liquidity

The Company's subsidiary, Harvey Westbury has a credit facility agreement with Quantum Corporate Funding Ltd. The credit facility currently permits borrowings of up to $500,000 against a fixed percentage of 70% of eligible accounts receivable and up to 30% of the eligible inventory. The interest rate on eligible accounts receivable increase dependent upon how long the receivable remains unpaid. The interest rate on inventory is 4.5% over the prime rate but not less than 6%. The credit facility agreement requires a minimum annual fee of $5000 of the maximum credit line per annum on each anniversary date of the signing of the agreement, February 4, 2002. The agreement was terminated during the second quarter of 2002.

For the quarter ended June 30, 2002, the Company paid for operations by raising $7,500 through common stock issuance for services, $38,352 through common stock and excise of options. The Company had Notes Payable to shareholders of $142,677, had other notes payable of $759,600, and notes payable convertible debt of $693,683 on June 30, 2002. The Company had loans outstanding against its credit line of $97,086 under a security agreement with Quantum Corporate Funding Ltd. to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. The Company has provided guarantees of the repayment of loans. Quantum Corporate Funding Ltd. agreed to lend an amount equal to 70% of the net value of all Harvey Westbury accounts.

In comparison for the quarter ended June 30, 2001, the Company paid for operations by raising $711,887 through debt borrowing after payment to short term debts. The Company had Notes Payable to shareholders of $113,054, had Other Notes Payable of $758,886 and notes payable convertible debt of $911,685 on June 30, 2001.

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

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2002.

THE AUXER GROUP, INC.

Date: August 19, 2002	By: /s/ Eugene Chiaramonte, Jr. Eugene Chiaramonte, Jr. President