Form 10QSB
period 2002-09-30
AUXER GROUP INC
filed 2002-11-19
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30440

THE AUXER GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3537927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18 B East 5th Street
Paterson, New Jersey    07524
(Address of Principal Executive Offices)

(973) 890-4925
(Issuer's telephone number)

12 Andrews Drive, West Paterson, New Jersey    07424
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2002, the Company had 236,291,066 shares of Common Stock outstanding, $0.001 par value.

THE AUXER GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Item 3. Controls and Procedures
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

PART I

ITEM 1.      FINANCIAL STATEMENTS

The consolidated financial statements of The Auxer Group, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2001.

TABLE OF CONTENTS

Page(s)
Balance sheets	3

Statements of operations	4

Statements of cash flows	5

Notes to financial statements	6-7

                              THE AUXER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,          December 31,
                                                                       2002                  2001
                                                                       ----                  ----
                         ASSETS                                    (unaudited)
Current Assets
     Cash                                                      $            8,614    $           27,616
     Accounts receivable, net                                              23,477               166,463
     Inventory                                                            207,473               479,928
                                                                 -----------------     -----------------
          Total Current Assets                                            239,564               674,007

Property plant and equipment, net of accumulated depreciation              89,564               474,360
Security deposit                                                           53,378                54,533
Prepaid expenses                                                           22,229                     -
Other receivables, net                                                     46,039               183,900
                                                                 -----------------     -----------------
          Total Assets                                         $          450,774    $        1,386,800
                                                                 =================     =================

                 LIABILITIES AND CAPITAL

Current Liabilities
     Bank loans                                                $          122,961    $                -
     Payroll taxes payable                                                105,727                     -
     Accounts payable and accrued expenses                                699,543               438,742
     Loan payable                                                          46,275                     -
     Deferred sales                                                        69,500               373,174
     Notes payable                                                        578,237               758,886
     Notes payable-shareholders                                           158,042               113,054
                                                                 -----------------     -----------------
          Total Current Liabilities                                     1,780,285             1,683,856

Long term debt, less current maturities                                   693,683               895,303
Common stock subject to rescission                                        509,000               509,000

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized $.001
    par value; issued and outstanding 236,237,030 at September
    30, 2002 and 138,117,072 at December 31, 2001                         236,237               138,117
  Preferred stock 25,000,000 shares authorized $.001
    par value; issued and outstanding 1,500,000 at September
    30, 2002 and 2,750,000 at December 31, 2001                             1,500                 2,750
Additional paid-in capital                                              9,696,553             9,585,421
Accumulated deficit                                                   (12,466,484)          (11,427,647)
                                                                 -----------------     -----------------
          Stockholders' (Deficit)                                      (2,532,194)           (1,701,359)
                                                                 -----------------     -----------------
          Total Liabilities and Capital                        $          450,774    $        1,386,800
                                                                 =================     =================

                        See Notes to Financial Statements
                                        3

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Three Months Ended            For the Nine Months Ended
                                                September 30,                         September 30,
                                           2002               2001               2002               2001
                                           ----               ----               ----               ----
                                        (unaudited)        (unaudited)        (unaudited)        (unaudited)

Sales revenues                      $          60,848  $         588,875  $       1,279,680  $       2,170,597

Cost of sales                                 104,507            554,386            988,306          1,936,848
                                      ----------------   ----------------   ----------------   ----------------

Gross profit                                  (43,659)            34,489            291,374            233,749

General and administrative expenses           120,321            433,644            858,194          2,623,949
Impairment of fixed assets                          -                  -            270,000                  -
Depreciation and amortization                  31,994             35,333             98,653            104,392
Interest expenses                              34,671             43,605            103,364            481,349
                                      ----------------   ----------------   ----------------   ----------------
                                              186,986            512,582          1,330,211          3,209,690

    Loss from operations                     (230,645)          (478,093)        (1,038,837)        (2,975,941)

Other income and expenses
    Interest income                                 -                341                  -              2,445
                                      ----------------   ----------------   ----------------   ----------------

Net loss from continuing
     operations                              (230,645)          (477,752)        (1,038,837)        (2,973,496)

Loss from discontinued operations,
     net of taxes                                   -             11,041                  -            (64,183)
                                      ----------------   ----------------   ----------------   ----------------

Net loss                            $        (230,645) $        (466,711) $      (1,038,837) $      (3,037,679)
                                      ================   ================   ================   ================

Loss per common share from
     discontinued operations        $           (0.00) $            0.00  $           (0.00) $           (0.00)
                                      ================   ================   ================   ================

Net loss per common share           $           (0.00) $           (0.00) $           (0.00) $           (0.03)
                                      ================   ================   ================   ================

Weighted average shares outstanding       236,237,030        131,437,030        217,001,683        119,696,656
                                      ================   ================   ================   ================

                   See Notes to Financial Statements.
                                        4

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months Ended
                                                                         September 30,
                                                                   2002               2001
                                                                (unaudited)       (unaudited)
Operating Activities
   Net loss from continuing operations                   $      (1,038,837)  $      (3,037,679)
   Adjustments to reconcile net loss to net cash
      provided/used by operating activities:
   Depreciation and amortization                                    98,653             104,392
   Common stock issued for services                                  7,500             933,100
   Convertible loan interest                                             -             390,722
   Impairment of fixed assets                                      270,000                   -
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      142,986             (65,563)
   (Increase) decrease in inventory                                272,455            (131,618)
   (Increase) decrease in prepaid expenses                         (22,229)             22,605
   (Increase) decrease in other receivables                        137,861            (181,942)
   (Increase) decrease in notes receivable                               -            (131,012)
   Increase (decrease) in accounts payable and
      accrued expenses                                             250,298             596,667
   Increase (decrease) in payroll tax liability                    105,727                   -
   Increase (decrease) in deferred sales                                 -             (98,313)
                                                           ----------------    ----------------
   Net cash provided/(used) by operating activities                224,414          (1,598,641)

Investing Activities
   Purchase property, inventory and equipment                            -               8,776
   Proceeds from sale of fixed assets                                    -             804,592
   Security deposit                                                 (1,155)             87,039
                                                           ----------------    ----------------
   Net cash provided (used) by investing activities                 (1,155)            900,407

Financing Activities
   Bank loans                                                      126,000                   -
   Payment of bank loan                                             (3,039)                  -
   Borrowings/payments under line of credit
      agreement, net                                                46,275              17,018
   Proceeds from long-term debt                                          -             911,685
   Payments on short-term debt                                    (381,663)           (843,322)
   Payments on long-term debt                                         (606)             (1,224)
   Shareholder loan payable                                        (29,228)            (29,228)
   Sale of common stock and exercise of options                          -             530,900
                                                           ----------------    ----------------
   Net cash provided (used) by financing activities               (242,261)            585,829
                                                           ----------------    ----------------
   Increase (decrease) in cash                                     (19,002)           (112,405)
   Cash at beginning of period                                      27,616             183,988
                                                           ----------------    ----------------
   Cash at end of period                                 $           8,614   $          71,583
                                                           ================    ================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                            $               -   $               -
                                                           ================    ================
     Income taxes (benefits)                             $               -   $               -
                                                           ================    ================

                       See Notes to Financial Statements.
                                        5

THE AUXER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Note 1-	Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended September 30, 2002 and 2001 since there was no dilutive effect of potential common shares.

Note 2-	During January 2002 one of the Company’s subsidiaries obtained an unsecured $100,000 credit line with a bank with an interest rate of 6.5% over the bank’s prime rate. The loan is to be repaid at 2% of the principal balance outstanding ($250 minimum) per month plus accrued interest. The credit line is personally guaranteed by the President of the Company. As of September 30, 2002 the Company has borrowed $97,961 against this credit line.

Note 3-	During the quarter ended September 30, 2002, the Company borrowed $25,000 under a credit line from a bank at an interest rate of prime plus one percent, currently 5 3/4%. Interest is payable monthly.

Note 4-	During February 2002 one of the Company’s subsidiaries entered into an inventory and security agreement with a funding corporation. The loan agreement provides for advances of thirty percent (30%) of “eligible” inventory, not to exceed $200,000. Interest will be charged at a rate of four and one half percent (4.5%) over the prime rate but not less than six percent (6%). The funding corporation will have a security interest in all inventory. This loan is personally guaranteed by the President of the Company. As of September 30, 2002 the Company has borrowed $46,275 under this agreement.

The same subsidiary also entered into a factoring agreement with the funding corporation. The loan agreement provides for a seventy percent (70%) advance on “eligible” accounts receivable, not to exceed $300,000. The interest rate increases based upon the length of time the receivable remains unpaid. This loan agreement is personally guaranteed by the President of the Company. As of September 30, 2002 the Company has repaid all advances outstanding under the factoring agreement. The factoring agreement was terminated during the quarter ended June 30, 2002.

In the event the President of the Company has to repay the above loans, the Company will issue him sufficient shares to cover the loan payments.

Note 5-	On March 18, 2002, Auxer Telecom, Inc. was dissolved.

6

THE AUXER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Note 6-	On April 24, 2002 the Company entered into a modification and payment restructuring agreement with one of its creditors. The creditor will try to sell the underlying collateral and offset the proceeds against an agreed upon amount, any shortfall will be paid by the Company before September 2002. As of September 30, 2002 the underlying collateral was not sold and the loan is in default.

Note 7-	On May 2, 2002 the Company entered into an agreement whereby the 8% convertible debentures totaling $894,185 will be retired for one million dollars ($1,000,000) for principal and accrued interest. The $1,000,000 is reduced by any proceeds received by the debenture holder from the conversion of the debt into common stock and the sale of common stock. For the nine months ended September 30, 2002 $162,150 of debt was converted into 69,000,000 shares of common stock.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the Auxer Group's products, fluctuations in pricing for products distributed by the Auxer Group's subsidiaries and products offered by competitors, as well as general conditions of the automotive marketplace.

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

As a result of the companies inability to be able to raise additional sources of equity and debt based funding during this period of operations, Auxer’s subsidiaries have been unable to continue to fund the operations under management’s plan. Auxer’s operations and results have been impacted as a result of the companies current difficulties in obtaining external financing.

Results of Operations for the Three Months Ended September 30, 2001 and 2002.

The Auxer Group had sales of $60,848 for the quarter ended September 30, 2002 as compared to sales of $588,875 for the quarter ended September 30, 2001. The decrease in sales was attributed to the decrease in prepaid phone card sales as well as the decrease in automotive sales.

The Auxer Group had net losses of $230,645 for the quarter ended September 30, 2002 as compared to net losses of $466,711 for the quarter ended September 30, 2001. The decrease in net losses was primarily attributed to the relative decrease in sales combined with the reduced General and Administrative expenses initiated as part of the restructuring in the first quarter of 2002.

The Auxer Group had general administrative expenses of $120,321 for the quarter ended September 30, 2002 as compared to general administrative expenses of $433,644 for the quarter ended September 30, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $34,671 for the quarter ended September 30, 2002 as compared to $43,605 for the quarter ended September 30, 2001. The decrease in these expenses was due to the reduction of the interest paid as a result of a reduction in the convertible note and a decrease in Harvey Westbury’s credit facility.

Results of Operations for the Nine Months Ended September 30, 2001 and 2002

The Auxer Group had sales of $1,279,680 for the nine-month period ended September 30, 2002 as compared to sales of $2,170,597 for the nine-month period ended September 30, 2001. The decrease in sales was attributed to the decrease in prepaid phone card sales as well as the decrease in automotive sales.

The Auxer Group had net losses of $1,038,837 for the nine-month period ended September 30, 2002 as compared to net losses of $3,037,679 for the nine-month period ended September 30, 2001. The decrease in net losses was primarily attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had general administrative expenses of $858,194 for the nine-month period ended September 30, 2002 as compared to general administrative expenses of $2,623,949 for the nine-month period ended September 30, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $103,364 for the nine-month period ended September 30, 2002 as compared to $481,349 for the nine-month period ended September 30, 2001. The decrease in these expenses was due to the reduction of the interest from the convertible note, which was a one-time expense.

Our principle source of revenue for the three month period ending September 30, 2002 was the sale of the automotive inventory. Additional funding was provided by an approved banking credit line; as well as substantial loan contributions from the President and CEO. Our telecommunications subsidiaries were unable to continue to remain current on their terms with its carriers, which have resulted in the loss of its carriers, causing a termination of service. As of the three month period ended September 2002, our Telecommunications subsidiaries are inactive.

On January 3, 2002, The Auxer Group announced restructuring to accommodate future acquisition opportunities. The restructuring is to take place during the first quarter. Management has agreed to defer compensation for Mr. Chiaramonte, our CEO. This restructuring phase has continued through the third quarter of 2002. To date, management's restructuring efforts have resulted in a cumulative reduction of general & administrative expenses in excess of $1,765,000. Additionally, we have relocated our administrative and operational facilities in a continuing effort to reduce current expenses.

On January 11, 2002, CT Industries introduced its new website, www.ctiprepaid.com. This site is an informational site on CT Industries' products. We also plan to introduce new sites for our investor and distributor companies as well. As of November 15, 2002, no new sites have been introduced.

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Management's plan was for CT Industries to continue to distribute prepaid phone cards. Due to Auxer’s inability to raise additional external financing, CT Industries has been unable to continue to remain current on their terms with its carriers and has resulted in the loss of its carriers which caused a termination of service. As of November of 2002, our Telecommunications subsidiaries are inactive.

On April 15, 2002, Auxer announced its initial phase of restructuring neared completion. We announced a reduction in loss due to restructuring. The reduction in losses and reduction in general administrative expenses continued during the three month period ended June 30, 2002 as well as the three month period ended September 30, 2002.

On May 2, 2002, Auxer announced it has entered into an agreement with certain debenture holders to settle its convertible debentures for $1 Million. Under the terms of the agreement, 92 Million shares of common stock which were registered under our Form SB-2 registration statement were issued and placed in escrow based on a lock up arrangement. Upon the debenture holders receiving the settlement payment, through a third party, the registration and debenture agreements are to be retired. As of the three month period ended September 30, 2002, the debenture holders have not received adequate funds from the third party to retire their debenture. Furthermore, the agreement has been terminated for lack of funding and is now in negotiations for future settlement.

On May 7, 2002, Auxer announced that the Board of Directors is focusing its corporate resources on sourcing acquisition candidates in the telecommunications and technology industry sectors. Management has since identified candidates to invest in and/or acquire within the Transportation Industry. As of the third quarter ending September 30, 2002, Auxer has engaged several discussions with merger candidates and continues to negotiate.

On May 21, 2002, Auxer announced an increase in revenues and a reduction of expenses due to its restructuring initiatives. Our revenues have decreased and our expenses continued to decrease in the three months ended September 30, 2002.

On June 20, 2002, Auxer announced sales for products sold by its automotive group increased compared to last year for the three month period ended March 31, 2002 and March 31, 2001, respectively. Sales in the third quarter ended September 30, 2002 have decreased compared to sales in the third quarter ended September 30, 2001. These results are primarily a result of the operating subsidiaries inability to purchase adequate inventory to grow and/or maintain sales of the telecommunications and automotive products.

On July 3, 2002, Auxer announced Harvey Westbury completed an agreement to produce, manufacture and distribute a line of motor vehicle filters. We plan to introduce this line at the 2002 AAPEX Show in Las Vegas. As of the third quarter ending September 30, 2002, We have been successful in commencing our launch of our new DiamondTM Oil & Air filter lines. However, the new product lines were not introduced at the 2002 AAPEX Show due to financial restrictions from the restructuring initiated in January 2002.

On September 12, 2002, we announced that we launched a search for an interim CEO to focus on our acquisition strategy. As of November 15, 2002, we have reviewed several acquisition candidates, but have not made any final decisions regarding the position.

Sources of Liquidity

We have obtained a credit line, which currently permits borrowings of up to $25,000 at a variable rate of prime plus 1.00%. Additionally, our subsidiary, Harvey Westbury has a credit line agreement, which currently permits borrowings of up to $100,000 at a variable rate of prime plus 6.50%.

For the quarter ended September 30, 2002, we paid for operations through substantial loan contributions by our President and CEO. We have Notes Payable to shareholders of $158,042, had other notes payable of $578,237, and notes payable convertible debt of $693,683 on September 30, 2002. We have a loan outstanding against our inventory of $46,275 under a security agreement with Quantum Corporate Funding Ltd. We have provided guarantees of the repayment of loans. We did not sell or issue any common stock to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended September 30, 2002.

In comparison for the quarter ended September 30, 2001, we paid for operations by raising $711,887 through debt borrowing after payment to short term debts. We had Notes Payable to shareholders of $58,631, had Other Notes Payable of $732,519 and notes payable convertible debt of $911,685 on September 30, 2001. We had loans outstanding against its credit line of $0 under a security agreement with Merchant Financial Corporation to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. We have provided guarantees of the repayment of loans. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. We issued common stock of $1,436,600 to provide for services rendered and consulting requirements.

Any forward-looking statements included in this Form 10-QSB reflect management's best judgement based on factors currently known and involve risks and uncertainies. Actual results may vary materially.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	The Auxer Group has the following pending or threatened litigation:

(1)   The Auxer Group, Auxer Telecom, Inc. and CT Industries, Inc. vs. Husni Hassan, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1120-02, filed on February 22, 2002. We are requesting a sum of $1,250,000 plus interest for default of promissory note, violation of stock purchase agreement and violation of employment contract. On April 12, 2002, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous filed a counterclaim for violation of stock purchase agreement. The parties have entered into settlement negotiations. The present proposal is for the defendant, Kattosko Communications, to pay the plaintiffs $15,000. In return for such consideration, plaintiffs agree to allow Mustafa Qattous' stock to be traded and sold and undertake certain filings and provide other financial information for Clifton Telecard, Inc.

(2)   Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group- Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached our bank account even though the responsible party was Auxer Telecom. Our litigation counsel successfully separated the defendants in this case and the judgment is only against Auxer Telecom Inc., our inactive subsidiary. The attachment on our bank account should be released shortly. We do not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

(3)   International Access dba Access International, Inc. v. CT Industries, Inc. - Los Angeles Superior Court, Central District - Case No. BC 282393, filed on September 30, 2002. International Access ("IA") claims that CT Industries, Inc., our subsidiary, entered into an agreement (Switch Port Lease and Service Agreement) with IA whereby IA would provide one year of telecommunications services to CT Industries. IA claims it provided the services and was not paid because checks from CT Industries were returned for insufficient funds. IA is requesting payment of $76,095.34 plus 10% interest per annum from March 13, 2002. We do not intend to respond to this lawsuit and will allow a judgment to be entered against CT Industries, our inactive subsidiary.

(4)   Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was our landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, our former business address. It is suing us for failure to pay our base rent of $7,083.33 from October 2001 throught August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in our lease. Mahure, LLC is requesting $58,465.49 attorney's fees, cost of suit and interest. We are trying to settle this matter.

(5)   Canete Landscape, Inc. vs. Auxer Group - Superior Court of New Jersey, Law Division, Pasaic County - Docket No. DC-11893-02. Filed October 25, 2002. Plaintiff, Canete Landscape claims that we owe them $2,353.90 together with interest and costs of suit. We intend to settle this matter.

(6)   Colbie Pacific Capital - On April 24, 2002, we entered into a Modification and Restructuring Agreement with Colbie Pacific Capital. The agreement required us tomake a $350,000 payment to Colbie by September 28, 2002. We failed to make such payment and the sum of $450,000 is now due to Colbie from us. On October 8, 2002, we received a settlement offer from Colbie's attorney whereby Colbie agreed to allow us to sell certain assets and make our required payment. We are trying to sell such assets, specifically telecommunications switching equipment.

(7)   Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of our subsidiary, CT Industries, Inc. filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries does not intend to appear at the hearing and contest this matter.

(8)   Ronald Shaver and Ryan Shaver - (a)  On September 30, 2002, our litigation counsel sent a letter to Ryan Shaver, our former employee, requesting the return of equipment and a data base taken by Ryan and his brother, Ronald Shaver, our former officer; (b)  On October 30, 2002, Ronald Shaver sent us a letter dated October 10, 2002, from the State of New Jersey, Department of the Treasury, Division of Taxation regarding outstanding tax liabilities for Clifton Telecard Inc., formerly owned by us; and (c)  On August 30, 2002, we received letters from Ryan Shaver and Ronald Shaver requesting payments we owed each of them under their terminated employment agreements, continuation of healthcare, settlement of cash compensation and equity obligations. They did not specify the amount owed.

(9)   Panel Prints Inc. v. Harvey Westbury Corporation - Superior Court of New Jersey, Law Division, Passaic COunty - Docket No. DC-004164-02. We agreed to pay Panel Prints $3,000. To date, we have paid it $1,500 and are paying the balance of $1,500 at a rate of $500 per month.

(10)   One of our shareholders, Daniel Kahraman, has requested that we have an annual shareholders meeting. We have informed him that we do not have sufficient funds to undertake our annual meeting. Mr. Kahraman has responded that he will be taking legal action against us in the future.

(11) Paul R. Lydiate - Labor Claim in California against Auxer Telecom Inc. for $20,192. We did not appear at the hearing on May 6, 2002. Auxer Telecom Inc. was dissolved on March 18, 2002.

Item 2.	Changes in Securities.	On May 2, 2002, we entered into an agreement whereby 8% convertible debentures totaling $894,185 will be retired for one million dollars ($1,000,000) for principal and accrued interest. The $1,000,000 is reduced by any proceeds received by the debenture holder from the conversion of the debt into common stock and the sale of common stock. For the nine months ended September 30, 2002 $162,150 of debt was converted into 69,000,000 shares of common stock.

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2002.

THE AUXER GROUP, INC.

Date: November 19, 2002	By: /s/ Eugene Chiaramonte, Jr. Eugene Chiaramonte, Jr. President

CERTIFICATION OF
PRINCIPAL EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Eugene Chiaramonte, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of The Auxer Group, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 19, 2002

/s/ Eugene Chiaramonte, Jr. Eugene Chiaramonte, Jr. Principal Executive Officer Principal Financial Officer