Form 10-K
period 2002-12-31
AUXER GROUP INC
filed 2003-04-16
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

                            Commission File #0-30440

                              THE AUXER GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   22-3537927
                      (IRS Employer Identification Number)

                954 Business Park Drive, Suite #2, Traverse City, MI 49686
               (Address of principal executive offices)(Zip Code)

                                 (231) 946-4343
                (Registrant's telephone no., including area code)

	12 Andrews Avenue, West Paterson, New Jersey 07424
(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $1,418,199

Aggregate market value of the voting common stock (on a fully diluted basis)held by non-affiliates of the registrant as of April 14, 2003, was:
$6,302,116 (based on a stock price of $.01).

Number of shares of the registrant's common stock outstanding as of April 14, 2003 is: 671,211,566

Transfer Agent as of April 14, 2003:

                          Interstate Transfer Agent
                          874 E. 5900 South, Suite 101
                          Salt Lake City, Utah 84107

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                    Business

On January 15, 2003, we completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc. In accordance with such agreement, we issued 246,000,000 of our shares of common stock to the shareholders of Viva Airlines, Inc.
After the transaction was completed, the aggregate number of our shares held by the following Viva Airlines shareholders represented more than 50% of our issued and outstanding common stock: Old Mission Assessment Corporation, Robert J. Scott, Joan Jolitz, Enterprises D and D, Lazaro Canto and Bash, LLC. In addition, all of our officers and directors resigned and Robert
J. Scott became our sole officer and director. Based on this transaction, we intend to change our name to Viva International Inc. or a similar name. To date, this name change has not been undertaken.

The stock exchange agreement and plan of reorganization also requires that our only active subsidiary, Harvey Westbury Corp., shall be spun off to a company controlled by our former officer and director, Eugene Chiaramonte, Jr. To date, this has not been undertaken.

As of today, our other subsidiaries are inactive or in the process of being dissolved.

On January 17, 2003, Viva Airlines appointed Juan Carlos Hernandez as its Vice president and Chief Operating Officer for Dominican Republic operations. As of April 15, 2003, Mr. Hernandez has opted not to accept his appointment.

On January 21, 2003, Viva Airlines commenced acquisition negotiations with Kick Communications of New York, an international provider of long distance telephone services. To date, Viva has not finalized any agreement with Kick Communications.

On January 22, 2003, we issued a letter of intent to purchase 3 Boeing 727-200 aircraft from Airframe Consultants, Inc. To date, we have not finalized any agreement.

On February 19, 2003, we formed Viva Dominicana, Inc., S.A., and signed an agreement for the purpose of acquiring Aerocontinente Dominicana, S.A. This transaction is intended to close on or about April 30, 2003.

On February 20, 2003, we entered into negotiations with Mojave jet to purchase 2 Boeing 737-200 aircraft. To date, we have not finalized out agreement with Mojave Jet.

On March 10, 2003, we announced out intention to acquire a 49% interest in Queen Air. To date, we have agreed in principal to proceed with this transaction.

On March 27, 2003, we announced the following executive appointments: Rudy Dominquez as Viva Airline's President and Chief Operating Officer, and Oscar Hasan as Viva's Vice President of Sales and Marketing.

On April 14, 2003, we signed a letter of intent with Tristar Capital LLC to purchase one Lockheed wide-body passenger aircraft.

The following is the business plan for Viva Airlines, Inc., our only active subsidiary:

On September 17, 2002, Viva Airlines, Inc., was incorporated as a Puerto Rico Corporation. It's principal office are located in Traverse City, Michigan.
The founders of Viva have extensive experience in consumer aviation.
The intent of Viva is to introduce a new consumer airline being organized to take advantage of a specific gap in the Caribbean air travel market and the Caribbean to the United States air travel market. Presently, there is a gap that exists in low cost service out of Puerto Rico and the Dominican Republic to the United States and other Caribbean destinations. The gap in the availability of low cost service in and out of these hubs coupled with the local demand for passenger travel on selected routes from the Caribbean indicates that a new entrant airline is needed for current air travel business from those hubs. Viva's research and projections indicate that air travel to and from the Caribbean hubs in San Juan, Puerto Rico and the Dominican Republic is sufficient to establish a new carrier utilizing eight aircraft and selected routes. The Viva plan has the potential for a more rapid ramp-up due to the nature of the routes, the demand for travel currently in the targeted markets served and the proposed acquisition of Aerocontinente Dominica, S.A. On February 19, 2003, Viva formed Viva Dominicana, Inc., S.A., a Dominican Republic corporation and agreed to acquire Aerocontinente Dominica, S.A.
on or before April 30, 2003. The proposed agreement provides for the acquisition of 100% of the issued and outstanding common stock in exchange of $1,200,000 in cash.

In the first year of formative operations of Aerocontinente Dominica, we expect that we will burn excessive cash until revenue can fall into place as additional routes are established. This is due to the organizational and regulatory obligations of a new air carrier. Investment activity is needed to handle the expenses of this phase of the business.

Viva has the following objectives:
1.To obtain required D.O.T. and F.A.A. certifications on or before May 1,2003. 2.To commence revenue service on or before May 15, 2003.
3.To raise sufficient "bridge" capital in a timely fashion to financially enable these objectives.
4.To commence operations with two Boeing 727 series aircraft in month one, five aircraft by the end of month three, and eight aircraft by the end of month four. Viva Airlines has a mission to provide safe, efficient, low-cost consumer air travel service. Its service will emphasize safety as its highest priority, will strive to operate timely flights and will provide friendly and courteous "no frills" service.
Viva believes that the keys to success are:

Obtaining the required governmental approvals.

Securing financing.

Experienced management and crews.

Marketing; either dealing with channel problems and barriers to entry; or solving problems with major advertising and promotion budgets. Targeted market share must be achieved even amidst expected competition.

Product quality. Always with safety foremost.

Services delivered on time, costs controlled, marketing budgets managed.

Rapid growth will be curtailed in order to keep maintenance standards both strict and measurable.

Cost control. The over-all cost per ASM (available seat mile) is pegged at 10 cents or less in 2003 dollars.
In the second year of operations, Viva intends to add flights to the most demanded and popular routes in current operation. This will serve to make its schedule the most convenient to these destinations. The expected expanded routes will initially include Chicago, Boston, and Orlando. Second level expansions would include Mexico City, Madrid and Rome.

The following sections describe Viva's description of service, competitive comparison, technology, fulfillment, and future services.

Service Description
Viva is in the business of providing lower cost, "price competitive" air travel to selected destinations from their Caribbean hubs. The service approach is "no frills" with emphasis on safe, courteous handling of domestic and international passenger travel. All consumer surveys still indicate that the air travel customer's preference is for "low fares." However, he or she is not willing to compromise on issues of safety or on-time performance. Customers will however, settle for lower levels of in-flight service in order to reduce the cost of travel.
Viva provides the type of service today's air travel passenger demands. Competitive Comparison The primary competition in our market is American Airlines and Continental Airlines, which account for 80% of the air travel volume in this market. This is as high a single market dominance that exists in any United States market. Also, this results in the highest fares in the nation for travel in-and-out of the Caribbean. Viva feels that it can obtain a significant portion of this business. Our costs will be lower than either airline (10 cents per ASM vs. 12 cents per ASM). American Airlines is already in financial difficulty. This identifies a gap for only a "hub-based" carrier in the Caribbean market. Operation of a single type of aircraft will have significant cost, maintenance, and training expense reduction.

Viva's aircraft will operate out of these two hubs with high utilization based on price advantage. Viva will have an over-all competitive advantage since we don't have aircraft or operations outside of our limited focus. Other airlines must maintain "system-wide" load factors and utilization, while Viva will operate profitably within its "niche" market. This will serve as a barrier to entry from other competitors once Viva is entrenched in this market. It is unlikely that larger airlines will be able to compete with Viva's low fares nor will they probably have the desire as they focus on more profitable "long-haul" routes with larger airplanes.

Viva will achieve its target cost of $0.10 cents or less per available seat mile by a combination of cost saving measures. Savings will come in the areas of labor costs and from operational economies. Viva will utilize its flight crews significantly more than its competition. Flight crew utilization will be 60% above industry average. Both pilots and flight attendants will be deployed an average of 85 hours per month vs. an industry average of 50-60 hours per month. Viva will realize additional savings in the insurance and benefits areas by virtue of having fewer crew members. Efficiently operating the meal service in-flight will save approximately $3.00 per seat per flight. It is Viva's goal to utilize its fleet an average of 11 hours per day, 7 days per week.
All aircraft will be configured to a coach seating capacity of 131 seats and a business class seating of 10 seats. This will maximize revenue on short-haul flights. Boeing 727 series will be the only aircraft initially operated by Viva. Our state-of-the-art reservations system will save time, allow us to employ fewer reservation employees, and save training costs for new reservation personnel.

Fulfillment
Aircraft will be obtained on a "dry lease" basis (without fuel) from one of several aircraft lessors at an approximate cost of $100,000 per month. Viva management has already been in contact with ROHR, a division of Goodrich. Generally, first and last month's lease payments are required in advance. Lease is usually a five-year operating lease and most often qualifies as an expense item to the lessee. Terms of renewal are negotiable and no buy-out provision is included. There may or may not be an additional deposit required by the lessor as a maintenance reserve. Viva management feels that this will not be a requirement but is prepared to make such a deposit if it becomes required to obtain necessary aircraft for operations. It is expected that up to 20 airplanes will be available over the next two years with an average of 120 days lead-time required.
Outsourcing of services are as follows:

Maintenance:
All regular "A" and "B" maintenance will be performed by Falcon Air Express personnel at their own facilities in Miami Florida. Viva management feels that it is both necessary and prudent in today's regulatory environment to outsource this regular and routine maintenance. Periodic "C" and "D" overhauls and major maintenance will also be outsourced. Costs are budgeted at $452 per flight hour for maintenance reserves and $500 per flight hour for line maintenance and parts. It is common for many carriers in the aviation industry
(including some large carriers) to "sub-out" "C" and "D" scheduled maintenance. Thus, it is not viewed as a competitive or regulatory disadvantage to Viva to do likewise.

Ground Handling:
Airplane parking services, baggage loading and unloading, and baggage and freight handling services will be outsourced at all airports other than the Caribbean hubs where these services will be performed by Viva personnel.

Food Service:
All condiments and beverages served on Viva flights will be purchased from in-flight food service providers.

Technology
All equipment and systems that will be utilized by Viva have been carefully and diligently evaluated. Management feels that it is an advantage to be starting an airline today vs. using many of the systems that burden even the largest domestic carriers with extra cost due to outmoded technology. The technological advantages to management's choices are outlined below:

Airplane advantages:
Management is well acquainted with all facets of operation of its airplanes from prior experience.

Reservation advantages:
The predominate reservations systems in the airline industry today, "Sabre" and "Apollo," are outmoded and obsolete. The major carriers are slow to change because of the huge capital requirement to "roll over" their entire reservations system at one time. Therefore, they keep using the old and outdated systems. The GABRIEL reservations system that Viva will use has three main advantages that all contribute to cost savings: 1) Speed,
2) Learning Curve, and 3) Integration. Since today's PC's operate much faster than earlier versions, Viva's reservation employees will be able to complete a typical reservation procedure up to 75% faster than industry averages.
Most reservations will be completed in two minutes or less (as opposed to the frequent 8 to 10 minutes that almost everyone has experienced from time to time). The system simply searches and retrieves data faster. The result is not only higher levels of customer satisfaction but also substantial savings in communications cost to Viva.

Training costs are also reduced exponentially. There is characteristically high turnover among airline reservation employees. "Sabre" and "Apollo" take two weeks to learn. Viva's use of GABRIEL will enable a basic computer literate employee to learn the system in only one day.

The GABRIEL system also integrates with other management information systems used by Viva. It is also designed to operate in a "ticketless" environment, something the other systems have difficulty accomplishing.
Operational advantages:
Over-all operations will be seamless from area-to-area of Viva's management information systems as a whole. Most systems utilized by the major carriers today were put in place more than 20 years ago. Thus, there is a constant need for each operational area to "talk" or "re-transmit" essential data. Not only will Viva's information systems operate "seamlessly" but they will also enhance the ability to conform to all FAA compliance requirements.
The biggest and toughest compliance issue facing carriers today is "record keeping." It is not enough to comply, but one must be able to prove compliance as well as have full and clearly defined and documented internal accountability.

Future Services
Viva's service will be coach and business class with all aircraft configured for a seating capacity of 131 coach class passengers and 10 business class passengers. Reservations will be handled predominately by Viva's own reservation system (even though Viva has budgeted travel agent commissions as 10% of sales). Paid service will be for alcoholic beverages only. Meals will be served on long-haul flights, and Viva has allowed a $7.50 cost for all coach seats sold.

Market Segmentation
The airline industry is dominated by the major carriers. It is an industry characterized by merger, acquisition, and consolidation. Like so many other industries it has quickly evolved into an industry that has room only for major players and smaller "specialty" or "niche" participants. There are two specialty segments that have characteristically been exploited by new entrants. One is the "price" niche and the other is the "route" niche. One focuses on charging less, the other on providing either the only service between two given points (the "commuter" or "feeder" concept) or else superior or more convenient or less costly service between two heavily traveled destinations.
In today's marketplace the "price" positioning, in and of itself, is no longer a sufficient concept on which to build an airline. Since de-regulation the flying public has been inundated with low fares. Low fares have become an expectation, not a promise. Thus, the true market segment opportunities today have become a combination of service mix, price, and route selection. The more critical decision has become one of deciding on service mix and price in conjunction with length of route. The specialty carrier is now relegated to either "short-haul" or "long-haul" concentration. There is room for a long-haul carrier who efficiently serves limited routes with only the equipment designed to serve those routes and, conversely, there is room for a short-haul carrier to take advantage of similar economies available with new technology and the proper equipment. Viva feels that the likelihood of competition from major carriers is less likely in the Caribbean segment.
This enables consolidation of services and economies of down-sized scale.
At the same time, the revenues available from short hauls are comparatively higher than long hauls on a per-passenger-mile basis.

Thus Viva may be said to target the short-haul, dual hub, discount fare Caribbean market segment. This is a new segment defined by the demands of today's traveler.

Service Business Analysis
The Federal Government de-regulated the airline industry in 1978. Prior to that time the government virtually guaranteed the profitability of the airline industry, at the expense of the consumer. Routes were restricted. Fares were fixed. Costs got out of control. Today some of the major carriers still continue to operate at less than optimum efficiency. This has spawned the success of various "discount" carriers, most notably
Southwest Airlines and the Jet Blue.
The low cost carriers have proven that they can operate profitably, can garner market share, and have even spawned an increase in travel by luring those who would previously have traveled by bus, rail, or automobile or who would not have traveled at all. Many major airlines today are experiencing significant losses.
The management of Viva feels that these losses can be traced directly to the high cost of labor, operational inefficiency, and poor management. Management further believes that the major carriers cannot profitably compete against start-up carriers with limited and specific market focus and lower over-all cost structures. In retrospect, de-regulation has succeeded in providing air travelers with better service but has not necessarily provided service at a lower price. In the recent times of financial trouble many airlines have complained of an under supply of air travelers, when in fact there is an under supply of affordable seats. It is Viva's goal to provide these affordable seats while maintaining a profitable airline.

Business Participants
The major air carriers in the U.S. are not the focus of Viva's business plan. They are not viewed as competition to a single hub, short-haul, low cost entrant.

The following three airlines are our competition: Southwest, Jet Blue and US Air. Southwest Airlines is the model for operating a safe and successful discount carrier. Even though Southwest has the lowest cost per ASM in the airline industry for short-haul carriers they have never experienced a fatal crash in more than 25 years of operation. Viva management has studied extensively the history of the above three airlines. All three have grown to substantial revenue size amidst the major airlines. None of the three existed in the not-too-distant past. Viva has taken the best parts of each growth story. The result is Viva Airlines plan. Distributing a Service Sales of airline tickets have historically been either direct from the airline itself or through various travel agents. Modern computer technology and communications capability are changing the mix dramatically. Travel agents once accounted for 80% of ticket sales. This channel of distribution has been one of very high cost to the airlines. Travel agent commissions at one time became the highest individual cost item to an airline. The physical cost of printing and distributing tickets is also substantial. Travel agents estimate that it costs them an average of $30 in total cost to originate an airline ticket. Many of them have begun to add their own service fees to the actual cost of a ticket.

Available technology has now afforded the opportunity both to sell one's own tickets and to eliminate the physical ticket altogether. The critical element for both strategies to be successful for an airline is simply to create the demand for travel on one's airline. If the airline makes it desirable for the consumer to want to fly it then it is just as easy to order tickets directly from the airline as it is from any other source. Viva will have its own reservations agents available via an 800 number (the service will be 24 hours from an available pool of 90 agents in total). In addition, we will have an Internet site where schedules are available and customers can book their own reservations and buy tickets via credit card.
Viva expects to sell as much as 90% of its air travel "direct" and "ticketless." It has budgeted 10% of sales as commission to sales agents. "Ticketless" travel has an additional advantage since Viva will not wait 30 days for collection of clearinghouse funds from other airlines on combined-carrier tickets.

Also, it is not expected to be a competitive disadvantage for Viva's passengers to connect to other airlines. They will want to fly Viva to available destinations to save money even if they need to buy a paper ticket on another airline. Viva flights will be listed in all available flight information systems.

Competition and Buying Patterns
The most critical factor for Viva or any new airline to overcome is the issue of brand awareness and name recognition. Customers prefer to fly with carriers they know and trust. There is little doubt that Viva will need to spend heavily and frequently to advertise and promote its product. The needed amounts are budgeted in this plan. The advantage is that local media can be utilized which is more cost effective on a per-impression basis. It can also be highly targeted. It has been proven in the past that market share can be achieved for a new airline.

Critical in today's environment is safety. Consumers will switch for lower costs, but not at the expense of a perception of a safety risk, or not at the expense of expected on-time performance. Viva will emphasize these two main themes. In the Caribbean market, Viva expects to appeal to a mix of business oriented travelers and personal travelers. One issue is whether or not "frequent flier miles" are needed to compete and sell tickets. Management feels they are not. Industry estimates show that as many as 10% of occupied seats on domestic flights are currently "no revenue" as a result of redemption of premiums earned. It is also very expensive for an airline to administer its frequent flyer program. Viva feels that our cost advantage in our market will outweigh the lack of "incentive" rewards. It expects that casual and personal travelers don't fly often enough for "points" to be significant. At the same time, Viva will initiate a concerted sales effort directly to all major corporations in our market.

Main Competitors
In the past, a major competitor in our market was US Air. At one time Eastern Airlines and Piedmont dominated the market. Eastern Airlines went out of business and Piedmont was acquired by US Air. US Air was highly vulnerable because of its high operating costs. ASM short-haul cost is currently the highest in the United States.

US Air's problems can be traced to two main factors. The first is the fact that their growth strategy was by acquisition. The consolidation of these carriers did not produce the operational cost advantages that were anticipated. Secondly, and most important, has been out-of-control labor costs. US Air's stronghold was in the Northeastern United States. The strongest labor unions are located in this part of the country and prior management was completely ineffective in obtaining any concessions from these unions.

In spite of high costs, US Air had grown to become the nation's sixth largest carrier. However, bankruptcy and recent press articles indicate a large measure of uncertainty in their future path.

Viva concludes that the Caribbean opportunity is likely to be free from imposing competition unless it comes from another start-up. If Viva is able to attack the market first with sufficient capitalization, it feels it will be difficult to overcome and should be able to build critical mass within two years.

Strategy and Implementation Summary
Viva's market presence will be achieved by relying on the strategy of identifying and serving a specialized niche market well.

Media executions will utilize local media, which is highly targeted and cost effective on a cost-per-impression basis.

Air operations will be centralized and cost effective.

Reservations will be centralized and cost effective.

Marketing will be media generated to the leisure market and combined media/direct sales generated to corporate accounts.

Marketing Strategy

Marketing is targeted locally. The advantage of a local and highly identifiable market is that media selections can be limited in scope. There is no need for a national media program to launch Viva. The most effective media is expected to be outdoor billboards and radio.

Other media will be local spot TV on highly visible programs such as local news and sports and local radio. Newspapers and other print will not be used. Pricing Strategy
Due to its low cost operating structure Viva will be able to offer service at 25% less than the competitive airfares to its selected destinations from Caribbean hubs.

Projected round trip fares are as follows:

ROUTE	ADVANCE

SDQ-JFK	$309
MIA-SDQ	$289
STI-JFK	$309
MIA-STI	$329
SDQ-SJU	$199
SDQ-HAV	$779
SDQ-CUN	$643
SDQ-GEO	$359

Promotion Strategy
Promotion will be primarily outdoor advertising, radio and TV targeted at the business and leisure traveler.

In addition, Viva will employ a public relations firm for both consumer and financial purposes. The combined amount budgeted for advertising, public relations, and reservations will be held under 5% of sales. Thus, the first year expenditure in these categories is expected to be $1.8 million.
Past experience has demonstrated that this expenditure is sufficient to launch airline service in a dual hub.

Distribution Strategy
In addition to other marketing programs outlined, Viva will also market via the World Wide Web. It will establish its own website with reservation, purchase, and payment capability.

Sales Strategy
In order to attract the business traveler without the use of frequent flyer miles, Viva will make direct sales contacts with the travel departments based corporations and businesses. It is expected that its cost structure will be attractive to these businesses. It expects business travel to amount to at least 25% of its over-all revenue.

The original background of Auxer is as follows:
The Auxer Group, Inc. was incorporated in Idaho on June 24, 1920 under the name "The Auxer Gold Mines, Inc." The Auxer Group's original business was mining. Auxer's life was changed from a life of 50 years to a term of existence of perpetuity on August 27, 1960. In 1972 the mining assets were transferred to Idora Silver Mines, Inc. and Auxer maintained a dormant status for a majority of the 1970's and 1980's.

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

Employees

The Auxer Group and its subsidiary has 1 employee, Robert J. Scott. Our sole employee is not covered by labor agreements or contracts.

ITEM 2. DESCRIPTION OF PROPERTY

We presently utilize approximately 500 square feet of office space located at 954 Business Park Drive, Suite #2, Traverse City, MI 49686. We do not pay any rent for this space. Our sole officer and director is the sole owner of a professional corporation that pays $500 per month for this space.


ITEM 3.  LEGAL PROCEEDINGS

(1) The Auxer Group, Auxer Telecom, Inc. and CT Industries, Inc. vs. Husni Hassan, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous - Superior Court of New Jersey, Law Division, Passaic County Index No. L1120-02, filed on February 22, 2002. Auxer is requesting a sum of $1,250,000 plus interest for default of promissory note, violation of stock purchase agreement and violation of employment contract. On April 12, 2002, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous filed a counterclaim for violation of stock purchase agreement. The parties have entered into settlement negotiations. The present proposal is for the defendant, Kattosko Communications, to pay the plaintiffs $15,000. In return for such consideration, plaintiffs agree to allow Mustafa Qattous' stock to be traded and sold and undertake certain filings and provide other financial information for Clifton Telecard, Inc.

(2) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer's bank account even though the responsible party was Auxer Telecom.

Auxer's litigation counsel successfully separated the defendants in this case nd the judgment is only against Auxer Telecom Inc., Auxer's inactive subsidiary. The attachment on Auxer's bank account should be released shortly. Auxer does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

(3) International Access dba Access International, Inc. v. CT Industries, Inc. Los Angeles Superior Court, Central District - Case No. BC 282393, filed on September 30, 2002. International Access ("IA") claims that CT Industries, Inc., Auxer's subsidiary, entered into an agreement (Switch Port Lease and Service Agreement) with IA whereby IA would provide one year of telecommunications services to CT Industries. IA claims it provided the services and was not paid because checks from CT Industries were returned for insufficient funds.
IA is requesting payment of $76,095.34 plus 10% interest per annum from March 13, 2002. Auxer does not intend to respond to this lawsuit and will allow a judgment to be entered against CT Industries, its inactive subsidiary.

(4) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was Auxer's landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer's former business address. It is suing Auxer for failure to pay base rent of $7,083.33 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer's lease. Mahure, LLC is requesting $58,465.49 attorney's fees, cost of suit and interest. Auxer is trying to settle this matter.

(5) Canete Landscape, Inc. vs. Auxer Group - Superior Court of New Jersey,
Law Division, Passaic County - Docket No. DC-11893-02. Filed October 25, 2002. Plaintiff, Canete Landscape claims that Auxer owes them $2,353.90 together with interest and costs of suit. Auxer intends to settle this matter.

(6) Colbie Pacific Capital - On April 24, 2002, Auxer entered into a Modification and Restructuring Agreement with Colbie Pacific Capital. The agreement required Auxer to make a $350,000 payment to Colbie by September 28, 2002. Auxer failed to make such payment and the sum of $450,000 is now due to Colbie. On October 8, 2002, Auxer received a settlement offer from Colbie's attorney whereby Colbie agreed to allow Auxer to sell certain assets and make the required payment. Auxer is trying to sell such assets, specifically telecommunications switching equipment.

(7) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California -
State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer's subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries does not intend to appear at the hearing and contest this matter.

(8)Ronald Shaver and Ryan Shaver - (a) On September 30, 2002, Auxer's litigation counsel sent a letter to Ryan Shaver, Auxer's former employee, requesting the return of equipment and a data base taken by Ryan and his brother, Ronald Shaver, Auxer's former officer; (b) On October 30, 2002, Ronald Shaver sent Auxer a letter dated October 10, 2002, from the State of New Jersey, Department of the Treasury, Division of Taxation regarding outstanding tax liabilities for Clifton Telecard Inc., formerly owned by Auxer; and (c) On August 30, 2002, Auxer received letters from Ryan Shaver and Ronald Shaver requesting payments Auxer owed each of them under their terminated employment agreements, continuation of healthcare, settlement of cash compensation and equity obligations. They did not specify the amount owed.

(9) Panel Prints Inc. v. Harvey Westbury Corporation - Superior Court of New Jersey, Law Division, Passaic County - Docket No. DC-004164-02. Auxer agreed to pay Panel Prints $3,000. To date, Auxer has paid it $1,500 and is paying the balance of $1,500 at a rate of $500 per month.

(10) One of Auxer's shareholders, Daniel Kahraman, has requested that Auxer have an annual shareholders meeting. Auxer informed him that it does not have sufficient funds to undertake its annual meeting. Mr. Kahraman has responded that he will be taking legal action against Auxer in the future.

(11) Paul R. Lydiate - Labor Claim in California against Auxer Telecom Inc. for $20,192. Auxer did not appear at the hearing on May 6, 2002. Auxer Telecom Inc. was dissolved on March 18, 2002.

Other than as stated above, we are not currently aware of any other pending, past or present litigation that would be considered to have a material effect us. There are no known bankruptcy or receivership issues outstanding and we have no known securities law violations. Additionally, we have no known legal proceedings in which certain corporate insiders or affiliates of us are in a position that is adverse to us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 15, 2003, we had 430 shareholders of record. However, based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 1,000. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "AXGI".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 2001 and 2002 shown below are quotations from the OTCBB.

The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                HIGH BID             LOW BID
- ------                --------             -------
2002

First Quarter         0.009                0.004
Second Quarter        0.036                0.006
Third Quarter         0.020                0.003
Fourth Quarter        0.028                0.002

2001

First Quarter         0.078                0.047
Second Quarter        0.05                 0.01
Third Quarter         0.02                 0.0060
Fourth Quarter        0.01                 0.0050
833:

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment ofcash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements;and other factors which our Board of Directors deems relevant.



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

As of January 15, 2003, the Auxer Group is a holding company that consists of one subsidiary, Viva Airlines, Inc.

Results of Operations for the Three Months Ended December 31, 2001 and 2002.

The Auxer Group had sales of $138,518 for the quarter ended December 31, 2002 as compared to sales of $543,420 for the quarter ended December 31, 2001. The decrease in sales was attributed to the decrease in prepaid phone card sales as well as the decrease in automotive sales.

The Auxer Group had net losses of $112,651 for the quarter ended December 31, 2002 as compared to net losses of $765,282 for the quarter ended December 31, 2001. The decrease in net losses was primarily attributed to the relative decrease in sales combined with the reduced General and Administrative expenses initiated as part of the restructuring in the first quarter of 2002.

The Auxer Group had general administrative expenses of $21,567 for the Quarter ended December 31, 2002 as compared to general administrative expenses of $550,659 for the quarter ended December 31, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $53,437 for the quarter ended December 31, 2002 as compared to $36,556 for the quarter ended December 31, 2001. The increase in these expenses was attributed to the high rate interest loans acquired to fund the business operations and purchase needed inventory.

Results of Operations for the Twelve Months Ended December 31, 2001 and 2002

The Auxer Group had sales of $1,418,198 for the twelve-month period ended December 31, 2002 as compared to sales of $2,714,017 for the twelve-month period ended December 31, 2001. The decrease in sales was attributed to the decrease in prepaid phone card sales as well as the decrease in automotive sales.

The Auxer Group had net losses of $1,151,488 for the twelve-month period ended December 31, 2002 as compared to net losses of $3,802,961 for the twelve-month period ended December 31, 2001. The decrease in net losses was primarily attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had general administrative expenses of $879,760 for the twelve-month period ended December 31, 2002 as compared to general administrative expenses of $3,174,608 for the twelve-month period ended December 31, 2001. The decrease in these expenses was attributed to the restructuring initiative set forth in the first quarter of 2002.

The Auxer Group had interest expenses of $156,801 for the twelve-month period ended December 31, 2002 as compared to $517,905 for the twelve-month period ended December 31, 2001. The decrease in these expenses was due to the reduction of the interest from the convertible note, which was a one-time expense.

Our principle source of revenue for the three-month period ending December 31, 2002 was the sale of the automotive inventory. Additional funding was provided by an approved banking credit line; as well as substantial loan contributions from the President and CEO. The company's telecommunications subsidiaries were unable to continue to remain current on their terms with its carriers, which have resulted in the loss of its carriers, causing a termination of service.
As of the twelve month
period ended December 31 2002, the Telecommunications subsidiaries are inactive.

On January 3, 2002, The Auxer Group announced restructuring to accommodate future acquisition opportunities. The restructuring is to take place during the first quarter. Management has agreed to defer compensation for Mr. Chiaramonte, CEO. This restructuring phase has continued through the third quarter of 2002. To date, Management's restructuring efforts have resulted in a cumulative reduction of general & administrative expenses in excess of $1,765,000. Additionally, the company has relocated its administrative and operational facilities in a continuing effort to reduce current expenses.

On January 11, 2002, CT Industries introduced its new website, www.ctiprepaid.com. This site is an informational site on CT Industries' products. Auxer also plans to introduce new sites for its investor and distributor companies as well. As of November 15, 2002, no new sites have been introduced.

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Auxer Telecom was dissolved on March 18, 2002. Management's plan was for CT Industries to continue to distribute prepaid phone cards. Due to Auxer's inability to raise additional external financing CT Industries has been unable to continue to remain current on their terms with its carriers and has resulted in the loss of its carriers which caused a termination of service. As of November of 2002, the Telecommunications subsidiaries are inactive.

On April 15, 2002, Auxer announced its initial phase of restructuring neared completion.

The company announced a reduction in loss due to restructuring. The reduction in losses and reduction in general administrative expenses continued during the three month period ended June 30, 2002 as well as the three month period ended September 30, 2002. As of the three month period ended December 31, 2002 the company completed it's restructuring plans.

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

On May 21, 2002, Auxer announced an increase in revenues and a reduction of expenses due to its restructuring initiatives. While the company's revenues have decreased; the company expenses continued to decrease in the three months ended September 30, 2002. As of the three months ended December 31, 2002, the company's comparative interest expenses from 2001 have increased due to high rate interest loans acquired to fund continuing operations and purchase inventory. However, overall expenditures have comparatively decreased from 2001.

On June 20, 2002, Auxer announced sales for products sold by its automotive group increased compared to last year for the three month period ended March 31, 2002 and March 31, 2001, respectively. Sales in the forth quarter ended December 31, 2002 has decreased compared to sales in the forth quarter ended December 31, 2001. These results are primarily a result of the operating subsidiaries inability to purchase adequate inventory to grow and/or maintain sales of the telecommunications and automotive products.

On July 3, 2002, Auxer announced Harvey Westbury completed an agreement to produce, manufacture and distribute a line of motor vehicle filters. The company plans to introduce this line at the 2002 AAPEX Show in Las Vegas.
As of the third quarter
ending September 30, 2002, Auxer has been successful in commencing its launch of their new DiamondTM Oil & Air filter lines. However, the new product lines were not introduced at the 2002 AAPEX Show due to financial restrictions from the restructuring initiated in January 2002.

On September 12, 2002, Auxer announced that it launched a search for an interim CEO to focus on the company's acquisition strategy. As of November 15, 2002, the company has reviewed several acquisition candidates, but has not made any final decisions regarding the position. Subsequent events to the three month period ended December 31, 2002, the company completed a merger transaction, which included the replacement of the current CEO in office.

On December 2, 2002, Auxer announced that is signed a letter of intent to acquire Viva Airlines based in San Juan, Puerto Rico. Subsequent events to the period ended December 31, 2002 show that this transaction was completed in January 2003.

On December 12, 2002, Auxer announced that the merger transaction with Viva Airlines was approaching finalization and to report that Viva had entered into a $500,000 advertising promotion. Subsequent events to the period ended December 31, 2002 show that this transaction was completed in January 2003.

On December 17, 2002, Auxer announced that its merger candidate, Viva Airlines was planning to change its name to Viva International, Inc. As of December 31, 2002, the
name change had not been completed.

On December 19, 2002, Auxer announced current events occurring with its merger candidate Viva Airlines.

Subsequent events to the forth quarter ending December 31, 2002, we entered into a stock exchange agreement and plan of reorganization with Viva Airlines in January 2003.

Sources of Liquidity

For the quarter ended December 31, 2002, we paid for operations through substantial loan contributions by the President and CEO. We had Notes Payable to shareholders of $174,528, had other notes payable of $608,925, and notes payable convertible debt of $346,841 on December 31, 2002. We have a loan outstanding against its inventory of $23,882 under a security agreement with Quantum Corporate Funding Ltd. We provided guarantees of the repayment of loans. We did not sell or issue any common stock to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended December 31, 2002.

In comparison for the quarter ended December 30, 2001, we paid for operations by raising $711,887 through debt borrowing after payment to short term debts. We had Notes Payable to shareholders of $113,054, had Other Notes Payable of $762,504 and notes payable convertible debt of $911,685 on December 31, 2001. We had loans outstanding against our credit line of $0 under a security agreement with Merchant Financial Corporation to borrow money secured by the receivable evidenced by invoices of Harvey Westbury Corp. We have provided guarantees of the repayment of loans. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury accounts. We issued common stock of $1,436,600 to provide for services rendered and consulting requirements.

ITEM 7. FINANCIAL STATEMENTS

SEE Exhibit "C"

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

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2002, are set forth below.

NAME                                        AGE           POSITION

Eugene Chiaramonte, Jr.			 56           Director, Treasurer
Secretary and Chief Executive Officer

Ernest DeSaye, Jr.                        37      Manager, Harvey Westbury

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

Our directors and officers as of January 15, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name			Age			Position

Robert J. Scott		54			President, Chief Executive
						Officer, Chief Financial Officer
						and Director


Rudy Dominguez					President and Chief Operating
						Officer - Viva Airlines, Inc.

Oscar Hasan					Vice President - Sales and
						Marketing - Viva Airlines, Inc.



Robert J. Scott has served as our Director, President, Chief Executive Officer and Chief Financial officer since January 15, 2003. From 1997 until the present, Mr. Scott has been the Chief Executive officer of Robert J. Scott, P.C., a professional corporation practicing accounting. From May 2002 until January 2003, Mr. Scott was the Secretary and Treasurer of Renegade Venture Corporation. He was responsible for all financial and accounting aspects of such business. From May 2002 until January 2003, Mr. Scott was Chief Financial officer of Hamilton Aerospace Technologies, Inc. He was responsible for all financial and accounting aspects of such business.
From July 1997 until April 2000, Mr. Scott was the Executive Vice President and Chief Financial Officer of Tri-Financial Group, Inc. He was responsible for all financial, accounting and administration aspects of such business.
In 1971, Mr. Scott received his Bachelor of Science degree in Business Administration from Michigan Technological University.

Rudy Dominguez was recently appointed President and Chief Operating Officer of our subsidiary, Viva Airlines, Inc. From 2000 until the present, Mr. Dominguez was the President for Airframe Consultants, Inc. based in Miami, Florida.
He was responsible for the consulting of financial and technical analysis relating to the purchase, lease and maintenance of heavy transport aircraft and aviation related businesses. From 1998 until 2000, he was the Chief Operating Officer of Commercial Jet, Inc. based in Miami, Florida. He was responsible for the day-to-day operations of a major FAA licensed repair station based at Miami International Airport. Mr. Dominguez received his Bachelor of Science degree in legal studies from barry University, Miami, Florida.

Oscar Hasan was recently appointed Vice President - Sales and Marketing of our subsidiary, Viva Airlines, Inc. From February 2003 until the present, Mr. Hasan has been the managing partner of Solaris Holdings, LLC, based in Roswell, Georgia.

He is involved in the day-to-day management of this telecom company.
From July 1999 until January 2003, Mr. Hasan was the Vice president of Sales and marketing Partner of Venture Telecom based in Norcross, Georgia.
He was responsible for the design, negotiation and implementation of sales programs for international markets. Mr. Hasan received his bachelor of Arts with a major in marketing from Georgia State University in 1987.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

We have not filed a Form 5 for our fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief Executive Officer in 2002, and to our executive officers who were serving as of December 31, 2002, whose salary and bonus during fiscal 2002 exceeded $100,000 or we determine that disclosure should be made.

Summary Compensation Table

Name &                                            Other             All
Principal Position      Year   Salary      Bonus      Annual        Other
- ------------------    ----   -----      ------      Compensation  Compensation
                                                    ------------    ------------
Eugene Chiaramonte      2002

2001   $136,000     $      0    $      0     $      0
                        2000   $78,000      $      0    $      0     $      0
Chief Executive
Officer (1)

Ernest DeSaye Jr.       2002

2001   $ 50,000      $      0    $      0    $      0
                        2000   $ 47,300      $      0    $      0    $      0
Hardyston Operations

(1) Mr. Chiaramonte was granted options to purchase 7,500,000 shares under Auxer's 2000 stock option plan on June 26, 2001 of the Auxer Group's common stock.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2002, to each person named in the Summary Compensation Table.

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

The above options were cancelled effective with the execution of our agreement with
Viva Airlines, Inc. on January 15, 2003.



The following table sets forth information with respect to the exercise of options to purchase shares of our common stock during the fiscal year ended
December 31, 2002, to each person named in the Summary Compensation Table and the unexercised options held as of the end of 2001 fiscal year.

Aggregated Option/SAR Exercises In Last Fiscal Year And 2001 Fiscal Year End
Option/SAR Values
1232:
1233:
                                            NUMBER OF         VALUE OF
                                            SECURITIES        UNEXERCISED
                      SHARES       VALUE    UNDERLYING        IN-THE-MONEY
                      ACQUIRED     REALIZED UNEXERCISED       OPTIONS/SARs AT
                      ON  ($)               OPTIONS/SARs AT   2000 FISCAL YEAR
                                            2000 FISCAL       END ($)
                      EXERCISE              YEAR END (#)      EXERCISEABLE/
                      (#)                   EXERCISABLE/      UNEXERCISABLE
NAME                                                          UNEXERCISABLE

Eugene Chiaramonte    0             0           NONE           0
Ernest DeSaye Jr.     0             0           NONE           0

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

Executive Employment Agreements:

There are presently no employment agreements in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

The following table sets forth information regarding the Auxer Group's common and preferred stock beneficially owned on April 15, 2003, for (i) each shareholder known by the Auxer Group to be the beneficial owner of 5% or more of the Auxer Group's outstanding common and preferred stock, (ii) each of the Auxer Group's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At April 15, 2003, there are 671,211,566 shares of common stock outstanding

Class of Security- Common Stock


                                    Number of Shares of
Name of Beneficial                  Common Stock              % of Beneficial
Identity of Group                   Beneficially Owned        Ownership
                                  ------------------           ---------
Robert J. Scott		            41,000,000 				6.10%
954 Business Park Drive
Traverse City, Michigan 49686

Bash, LLC (1)	                  41,000,000     			6.10%
300 Delaware Avenue
Wilmington, Delaware 19899

Lazaro Canto				41,000,000     			6.10%
Bibul Street #15
Pasco del Parque
Rio Pedras, Puerto Rico

Enterprises D & D (2)			41,000,000     			6.10%
201 W. Park Drive
Miami, Florida 33172

Joan C. Jolitz				41,000,000				6.10%
417 Barlow Street
Traverse City, Michigan 49686

UPO, LLP (3) 	   			41,000,000				6.10%
4166 Evelyn Street
Traverse City, Michigan 49686

All Executive Officers and Directors
as a Group (1 person)	            41,000,000				6.10%

(1)	Brian A. Sullivan, our general legal counsel, is the beneficial owner of
Bash, LLC.
(2) Is the beneficial owner of Enterprises D & D
(3) Marilyn Riggs is the administrator of the UPO, LLP.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We presently utilize approximately 500 square feet of office space located at 954 Business Park Drive, Suite #2, Traverse City, MI 49686.
We do not pay any rent for this space. Our sole officer and director is the sole owner of a professional corporation that pays $500 per month for this space.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. (i) Stock Exchange Agreement and Plan of Reorganization between us and Viva Airlines, Inc. (to be filed by amendment).

(b)	Reports on Form 8-K.
(i)	On March 19, 2002, we filed an 8-K to report the change in our accountants.  On May 29, 2002, we filed an amended 8-K regarding the same issue.
(ii)	On April 10, 2002, we filed an 8-K to disclose the dissolution of one of our subsidiaries, Auxer Telecom, Inc.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.
Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              THE AUXER GROUP, INC.

                              By:   /s/ Robert J. Scott
                                   -----------------------------
                                       Robert J. Scott
                                       Chief Executive Officer, President,
                                       Chief Financial Officer and Director

Dated: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title                             Date
/s/Robert J. Scott         Chief Executive Officer,      		April 15, 2003
---------------------------         President, Chief Financial Officer
                                    and Director


CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Scott, certify that:

1.   I have reviewed this annual report on Form 10-KSB of the Auxer Group, Inc.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003
                                        /s/ Robert J. Scott
                                        --------------------------
                                        Robert J. Scott
                                        Principal Executive Officer,
                                        Principal Financial Officer