Form 10KSB/A
period 2002-12-31
AUXER GROUP INC
filed 2003-04-25
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

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

               12 Andrews Avenue, West Paterson, New Jersey 07424
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of April 14, 2003, was: $6,302,116 (based on a stock price of $.01).

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

Viva has the following objectives:

1. To obtain required D.O.T. and F.A.A. certifications on or before May 1, 2003.

2.   To commence revenue service on or before May 15, 2003.

3. To raise sufficient "bridge" capital in a timely fashion to financially enable these objectives.

4. To commence operations with two Boeing 727 series aircraft in month one, five aircraft by the end of month three, and eight aircraft by the end of month four.

Viva Airlines has a mission to provide safe, efficient, low-cost consumer air travel service. Its service will emphasize safety as its highest priority, will strive to operate timely flights and will provide friendly and courteous "no frills" service.

Viva believes that the keys to success are:

o    Obtaining the required governmental approvals.

o    Securing financing.

o    Experienced management and crews.

o Marketing; either dealing with channel problems and barriers to entry; or solving problems with major advertising and promotion budgets. Targeted market share must be achieved even amidst expected competition.

o    Product quality. Always with safety foremost.

o Services delivered on time, costs controlled, marketing budgets managed. Rapid growth will be curtailed in order to keep maintenance standards both strict and measurable.

o Cost control. The over-all cost per ASM (available seat mile) is pegged at 10 cents or less in 2003 dollars.

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

     o Media executions will utilize local media, which is highly targeted and cost effective on a cost-per-impression basis.
     o    Air operations will be centralized and cost effective.
     o    Reservations will be centralized and cost effective.
     o Marketing will be media generated to the leisure market and combined media/direct sales generated to corporate accounts.

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


Pricing Strategy

Due to its low cost operating structure Viva will be able to offer service at 25% less than the competitive airfares to its selected destinations from Caribbean hubs. Projected round trip fares are as follows:

                    ROUTE                         ADVANCE
----------------------------------------------------------------------
SDQ-JFK                                                          $309
----------------------------------------------------------------------
MIA-SDQ                                                          $289
----------------------------------------------------------------------
STI-JFK                                                          $309
----------------------------------------------------------------------
MIA-STI                                                          $329
----------------------------------------------------------------------
SDQ-SJU                                                          $199
----------------------------------------------------------------------
SDQ-HAV                                                          $779
----------------------------------------------------------------------
SDQ-CUN                                                          $643
----------------------------------------------------------------------
SDQ-GEO                                                          $359
----------------------------------------------------------------------

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

(2) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer's bank account even though the responsible party was Auxer Telecom. Auxer's litigation counsel successfully separated the defendants in this case and the judgment is only against Auxer Telecom Inc., Auxer's inactive subsidiary. The attachment on Auxer's bank account should be released shortly. Auxer does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

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

(8) Ronald Shaver and Ryan Shaver - (a) On September 30, 2002, Auxer's litigation counsel sent a letter to Ryan Shaver, Auxer's former employee, requesting the return of equipment and a data base taken by Ryan and his brother, Ronald Shaver, Auxer's former officer; (b) On October 30, 2002, Ronald Shaver sent Auxer a letter dated October 10, 2002, from the State of New Jersey, Department of the Treasury, Division of Taxation regarding outstanding tax liabilities for Clifton Telecard Inc., formerly owned by Auxer; and (c) On August 30, 2002, Auxer received letters from Ryan Shaver and Ronald Shaver requesting payments Auxer owed each of them under their terminated employment agreements, continuation of healthcare, settlement of cash compensation and equity obligations. They did not specify the amount owed.

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

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 2001 and 2002 shown below are quotations from the OTC BB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                HIGH BID             LOW BID
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

On January 11, 2002, CT Industries introduced its new website,
www.ctiprepaid.com. This site is an informational site on CT Industries'
------------------
products. Auxer also plans to introduce new sites for its investor and distributor companies as well. As of November 15, 2002, no new sites have been introduced.

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

                                December 31, 2002



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

CONSOLIDATED BALANCE SHEETS                                           F3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY            F5

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F6-F7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F8-F26

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
================================================================================
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 -
TEL (212) 406-7272
FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
The Auxer Group, Inc.

We have audited the accompanying consolidated balance sheets of The Auxer Group, Inc. as of December 31, 2002 and December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Auxer Group, Inc. at December 31, 2002 and December 31, 2001 and the results of its' operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Kempisty & Company
Certified Public Accountants PC
New York, New York
April 4, 2003

                                       F2


                              THE AUXER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,         December 31,
                                                                         2002                 2001
                                                                         ----                 ----
                                     ASSETS

Current Assets
     Cash                                                           $     10,222        $     27,616
     Accounts receivable, net                                             15,077             166,463
     Inventory (Note 4)                                                  158,447             479,928
     Prepaid expenses                                                     55,087                  --
                                                                    ------------        ------------
          Total Current Assets                                           238,833             674,007

Property plant and equipment, net of accumulated depreciation             20,397             474,360
Security deposit                                                           5,132              54,533
Other receivables, net                                                        --             183,900
                                                                    ------------        ------------
          Total Assets                                              $    264,362        $  1,386,800
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable and accrued expenses (Note 5)                 $    673,517        $    436,606
     Credit line (Note 6)                                                120,731                  --
     Taxes payable                                                       129,240               2,136
     Deferred sales                                                           --             373,174
     Notes payable  (Note 7)                                             908,838             758,886
     Notes payable-shareholders                                          174,528             113,054
                                                                    ------------        ------------
          Total Current Liabilities                                    2,006,854           1,683,856

Long term debt, less current maturities (Note 7)                           2,682             895,303
Common stock subject to rescission                                        61,250             509,000

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit) (Note 14)
    Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 357,022,730 at December
    31, 2002, 138,117,072 at December 31, 2001                           357,023             138,117
Preferred stock 25,000,000 shares authorized at
    $.001 par value; 1,500,000 shares outstanding
    at December 31, 2002 and 2,750,000 at December 31, 2001                1,500               2,750
Additional paid-in capital                                            10,414,189           9,585,421
Accumulated deficit                                                  (12,579,136)        (11,427,647)
                                                                    ------------        ------------
          Stockholders' (Deficit)                                     (1,806,424)         (1,701,359)
                                                                    ------------        ------------
          Total Liabilities and Stockholders' (Deficit)             $    264,362        $  1,386,800
                                                                    ============        ============

                        See Notes to Financial Statements
                                       F3

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Year Ended
                                                                              December 31,
                                                                      2002                    2001
                                                                      ----                    ----
Sales revenues                                                  $   1,418,199        $   2,714,018

Cost of sales                                                       1,123,761            2,622,727
                                                                -------------        -------------

Gross profit                                                          294,438               91,291

General and administrative expenses                                   859,761            3,174,644
Loss on impairment of fixed assets                                    299,159                   --
Depreciation and amortization                                         130,206              140,022
Interest expenses                                                     156,801              517,905
                                                                -------------        -------------
                                                                    1,445,927            3,832,571

    Loss from operations                                           (1,151,489)          (3,741,280)

Other income and expenses
    Interest income                                                        --                2,466
                                                                -------------        -------------

Net loss from continuing operations                                (1,151,489)          (3,738,814)

Gain (loss) from discontinued operations, net of taxes                     --              (64,183)
                                                                -------------        -------------

Net loss                                                        $  (1,151,489)       $  (3,802,997)
                                                                =============        =============

Gain (loss) per common share from discontinued operations       $        0.00        $        0.00
                                                                =============        =============

Net loss per common share                                       $       (0.01)       $       (0.03)
                                                                =============        =============

Weighted average shares outstanding                               209,549,409          125,279,032
                                                                =============        =============

                       See Notes to Financial Statements.
                                       F4


                              THE AUXER GROUP, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)


                                  Common Stock                Preferred Stock           Capital in
                                  ($0.001 par value)          ($0.001 par value)         Excess of
                                     Shares        Amount       Shares       Amount      Par Value       Deficit         Total
                                     ------        ------       ------       ------      ---------       -------         -----

Balance January 1, 2001         104,037,030 $   104,037     2,750,000 $    2,750  $   6,846,441  $   (7,624,650) $     (671,422)

Common stock and warrants
     issued for services          6,400,000       6,400             -          -        257,600                -        264,000

Conversion of warrants issued
     for services                21,000,000      21,000             -          -      1,225,875                -      1,246,875

Common stock issued for
     conversion of notes          6,680,042       6,680             -          -         12,158                -         18,838

Interest expense on issuance
     of convertible debt                  -           -             -          -        390,722                -        390,722

Net adjustment for common
    stock subject to rescission
    rights                                -           -             -          -        852,625                -        852,625

Loss for year ended
    December 31, 2001                     -           -             -          -              -       (3,802,997)    (3,802,997)
                              --------------  ----------  ------------  ---------   ------------   -------------  -------------

Balance December 31, 2001       138,117,072     138,117     2,750,000      2,750      9,585,421     (11,427,647)    (1,701,359)

Common stock issued for
     services                       300,000         300             -          -          7,200               -          7,500

Conversion of preferred stock    12,500,000      12,500    (1,250,000)    (1,250)       (11,250)              -              -

Common stock issued for
     conversion of notes         69,000,000      69,000             -          -         93,151               -        162,151

Common stock issued for
     lock up agreement           16,319,958      16,320             -          -         22,032               -         38,352

Common stock issued for
     conversion of notes        102,012,221     102,012             -          -        244,830               -        346,842
     interest                    18,773,479      18,774             -          -         45,055               -         63,829

Cancellation of stock option
     plan                                 -           -             -          -        (20,000)              -        (20,000)

Net adjustment for common
     stock subject to recission
     rights                               -           -             -          -        447,750               -        447,750

Loss for year ended
    December 31, 2002                     -           -             -          -              -      (1,151,489)    (1,151,489)
                              --------------  ----------  ------------  ---------   ------------   -------------  -------------

Balance December 31, 2002       357,022,730 $   357,023     1,500,000 $    1,500  $  10,414,189  $  (12,579,136)$   (1,806,424)
                              ==============  ==========  ============  =========   ============   =============  =============


                       See Notes to Financial Statements.
                                       F5


                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended
                                                                         December 31,
                                                                             2002                    2001
                                                                             ----                    ----
Operating Activities
   Net income or (loss) from continuing operations                   $        (1,151,489)    $        (3,802,997)
   Adjustments to reconcile net (loss) to net cash
      used by operating activities:
   Depreciation and amortization                                                 130,206                 140,022
   Common stock issued for services                                                7,500                 264,000
   Loss on impairment of fixed assets                                            299,159                       -
   Cancellation of stock option plan                                             (20,000)                      -
   Convertible loan interest                                                      63,829                 390,722
   Write off of discontinued operations                                                -                 759,274
   Loss on abandonment                                                                 -                  64,183
   Debt adjustment                                                               (80,000)                      -
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    151,386               2,081,225
   (Increase) decrease in inventory                                              321,481                 746,842
   (Increase) decrease in prepaid expenses                                       (55,087)                 33,105
   (Increase) decrease in other receivables                                      183,900                (141,566)
   Increase (decrease) in accounts payable and accrued expenses                  128,682              (1,729,728)
   Increase (decrease) in taxes payable                                          127,104                  (2,136)
   Increase (decrease) in deferred sales                                        (373,174)               (473,179)
                                                                       ------------------      ------------------
   Net cash (used) by operating activities                                      (266,503)             (1,670,233)

Investing Activities
   Proceeds from sale of fixed assets                                                  -                  15,998
   Security deposit                                                                    -                  85,949
                                                                       ------------------      ------------------
   Net cash provided(used) by investing activities                                     -                 101,947

Financing Activities
   Borrowings/payments under line of credit agreement, net                       120,731                 (64,849)
   Proceeds from long-term debt                                                        -                 109,836
   Proceeds from short-term debt                                                  66,904                       -
   Payments on long-term debt                                                          -                  (3,178)
   Shareholder loan payable                                                       61,474                  25,195
   Sale of common stock                                                                -               1,246,875
                                                                       ------------------      ------------------
   Net cash provided by financing activities                                     249,109               1,313,879
                                                                       ------------------      ------------------
   Increase (decrease) in cash                                                   (17,394)               (254,407)
   Cash at beginning of period                                                    27,616                 282,023
                                                                       ------------------      ------------------
   Cash at end of period                                             $            10,222     $            27,616
                                                                       ==================      ==================
Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                        $                 -     $                 -
                                                                       ==================      ==================
     Income taxes (benefits)                                         $                 -     $                 -
                                                                       ==================      ==================

                       See Notes to Financial Statements.
                                       F6


                              THE AUXER GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                            For the Year Ended
                                                                                 December 31,
                                                                        2002                      2001
                                                                        ----                      ----

Supplemental Disclosures of Cash Flow Information

  Non-cash investing and financing activities:

Common stock issued for services                                $             7,500     $           264,000

Common stock issued for conversion of notes                                 162,151                  18,838

Interest expense on issuance of convertible debt                                  -                 390,722

Net adjustment for common stock subject to recission rights                 447,750                 852,625

Common stock issued for lock up agreement                                    38,352                       -

Common stock issued for conversion of notes                                 346,842                       -

Common stock issued for interest expense                                     63,829                       -





                       See Notes to Financial Statements.

                                       F7

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 1- ORGANIZATION OF COMPANY

a.   Creation of the Company

     Auxer Industries, Inc. (the "Company") was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate of incorporation was amended to change the name of the Company to Auxer Industries, Inc.

     On August 11, 1997 the Company incorporated in the State of Delaware under the name The Auxer Group, Inc. In September 1997 the shareholders of the company voted to exchange their shares on a one to one basis for shares in the new company, The Auxer Group, Inc. which became effective January 1, 1998.

b.   Description of the Company

     The Company is an investment holding company that is comprised of five subsidiaries: the Harvey Westbury Corporation, Hardyston Distributors, Inc., CT Industries, Auxer Telecom, Inc. and Universal Filtration Industries.

     On April 18, 1995, the Company acquired CT Industries, Inc. ("CT"), a New Jersey corporation based in West Paterson, New Jersey, CT is a distributor of various automotive products.

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

                                       F8

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

     During 2001 the Company closed Auxer Telecom, Inc. and transferred its assets to Auxer, Inc., the parent company.


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $12,579,136 for the period from April 18, 1995 to December 31, 2002. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional products, improved manufacturing efficiency, the building of inventory to meet fulfillment requirements for the Company's various automotive products and the completion of planned acquisitions. The Company plans to continue to engage in ongoing financing efforts.

     The consolidated financial statements presented consist of the Company and its wholly owned subsidiaries CT, Universal Filtration, Harvey Westbury, Hardyston Distributors Inc. and Auxer Telecom, Inc., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.


                                       F9

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings (Loss) per share

     Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Dilutive earnings (loss) per share is not presented since diluted securities have an anti-dilutive effect.

     Receivables

     Allowances against receivables are calculated equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with a review of the current status of the existing receivables, and amounted to $34,744 at December 31, 2002 and $26,505 at December 31, 2001.

     Property and Equipment

     Property and equipment is recorded at cost and is depreciated under the straight-line methods over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. During the year 2002, machinery and equipment was impaired and written down by $299,159.


                                                                   December 31,            December 31,
     Equipment and leasehold consists of the following:                  2002                    2001
                                                                         ----                    ----
     Vehicles                                                    $            10,789     $            29,539
     Machinery and equipment                                                 348,121                 652,526
     Furniture and fixtures                                                   12,164                  21,748
     Leasehold improvements                                                        0                   2,121
                                                                   ------------------      ------------------
                                                                             371,074                 705,934
     Less: Accumulated depreciation and amortization                        (350,677)               (231,574)
                                                                   ------------------      ------------------
                                                                 $            20,397     $           474,360
                                                                   ==================      ==================


                                     F10

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue Recognition

     The Company acts as principal in its revenue generating transactions, takes title to its products, and has risks and rewards of ownership. The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "deferred revenue." The Company's revenue recognition policy is the same for each product and subsidiary.

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

     New Standard Adopted

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Auxer adopted SFAS No. 144 on January 1, 2002. As a result of the adoption of SFAS No. 144 the Company wrote down its telecommunications switches by $299,159.

                                      F11

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addressess financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Auxer is required to implement SFAS No. 143 on January 1, 2003. Auxer does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No.13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishment of debt. The provisions of SFAS No. 145 will be adopted by Auxer in 2003. Auxer does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. Auxer is required to implement SFAS No. 146 on January 1, 2003. Auxer does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Auxer does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

                                      F12

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     New Accounting Standards (continued)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, " which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No.123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. Auxer will continue to account for stock-based compensation in accordance with APB No. 25. As such, Auxer does not expect this standard to have a material impact on its consolidated financial position or results of operations. Auxer has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, " which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Management is still assessing the impacts of this interpretation.

Note 3- ACQUISITIONS

     Acquisition of Telecommunications Switch Operations

     On August 24, 2000 the Company acquired two telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (which includes imputed interest at 12% in the amount of $48,660). The Company placed these assets into its wholly-owned subsidiary, Auxer Telecom Inc., which started operations in December 2000. The note is currently in default. During 2001 the Company closed down Auxer Telecom, Inc. and transferred its assets to Auxer, Inc. The Company has determined the asset was impaired in 2002 and it was wriiten down by $299,159.

                                      F13

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 3- ACQUISITIONS (continued)

     Acquisition of Wholesale Prepaid Phone Distribution Operation

     On September 22, 2000 the Company acquired the assets of Clifton Telecard Alliance Inc., ("CTA"), a New Jersey based telecommunications company, for a total purchase price of $964,000.

     The Company paid $500,000 to the shareholders of CTA at closing, issued 3 million shares of common stock valued at $264,000, and issued a note payable to them for $200,000 due in 2001, which is more fully described in
     Note 7.

     The excess of the amount paid over the fair value of CTA's identifiable net assets was $846,939, which was reflected in the balance sheet as goodwill.

     On May 16, 2001 the Company sold Clifton Telecard Inc. The unamortized portion of goodwill of $762,245 was expensed and included in the loss from discontinued operations.

Note 4- INVENTORY

     Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

Note 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 2002 and December 31, 2001:

                                                                 2002                    2001
                                                                 ----                    ----
     Accounts payable on trade with other vendors        $           419,710     $           204,385
     Customer deposits                                                30,000                  28,000
     Accrued salaries                                                 11,641                  20,000
     Credit card payable                                              83,915                       -
     Accrued expenses                                                128,251                 184,221
                                                           ------------------      ------------------
                                                         $           673,517     $           436,606
                                                           ==================      ==================

Note 6- CREDIT LINE

                                                                      2002                    2001
                                                                      ----                    ----
     4.76% $25,000 PNC Bank loan, monthly payment $150        $            24,770     $                 -
     2% over prime $96,000, Fleet SBA loan, monthly payment
     2% of principal plus interest
                                                                           95,961                       -
                                                                ------------------      ------------------
                                                              $           120,731     $                 -
                                                                ==================      ==================

                                      F14

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 7- DEBT

     Security Agreement

     The Company has entered into a security agreement with Merchant Financial Corp. ("Merchant") to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees by certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. In July 2002 this agreement was terminated and the unpaid balance at December 31, 2002 was $23,883.

     Notes payable

     The following is a summary of long and short-term debt at December 31:


                                                                                                2002                    2001
                                                                                                ----                    ----
     Notes payable to Creative Capital, payable on demand plus
     interest at a rate of 8%.                                                          $                 -     $            80,000

     Notes payable to Merchant Financial Corp. (see above)                                           23,883                       -

     Notes payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000 and one principal and interest payment of $458,000, secured by equipment. The note was reduced to
     $350,000 by Colbie if the Company paid the note by September 2002. The note is currently in default. (The note has been reinstated until a settlement
     can be agreed upon.)                                                                           535,523                 495,855

     Note payable RICOH, 60 month lease, monthly payments of $172                                     3,353                       -

     Note payable to shareholders, payable on demand with no interest                                     -                 180,900

     8% convertible debenture due January 2006                                                      346,842                 894,185

     11.5% installment note, collateralized by vehicle, payable in
     monthly installments of $188 with the final payment due May 2003                                 1,919                   3,249
                                                                                          ------------------      ------------------
                                                                                                    911,520               1,574,189
                  Less current maturities                                                          (908,838)               (758,886)
                                                                                          ------------------      ------------------
                       Long Term Debt                                                   $             2,682     $           815,303
                                                                                          ==================      ==================

                                      F15

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 7- DEBT (continued)

     Notes payable (continued)

     In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 sncommonostock. additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to sixty-five percent (65%) (the "Discount Multiplier") of the Market Price. The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. In December 2001 $18,838 of the principle amount of debentures was converted into the Company's common stock. In April 2002, in May 2002 and in December 2002, $162,151, $38,352
     and $346,842, respectively, of the principle amount of debenures was converted into 69,000,000, 16,319,958 and 102,012,221 shares of the
     Company's common stock respectively. In December 2002 $63,829 of interest was converted into 18,773,479 shares of the Company'

Note 8- INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

     The Company has net operating loss carry forwards for income tax purposes of approximately $12,000,000 at December 31, 2002, and $11,000,000 at December 31, 2001. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2013. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.


                                                           December 31,
     Deferred tax asset:                          2002                    2001
                                                  ----                    ----
     Net operating loss carry forward     $         4,054,000     $         3,740,000
     Valuation allowance                           (4,054,000)             (3,740,000)
                                            ------------------      ------------------
     Net deferred tax assets              $                 -     $                 -
                                            ==================      ==================



                                      F16

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 8- INCOME TAXES (continued)

     The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2002.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that a full valuation allowance should be provided.

Note 9- BUSINESS AND CREDIT CONCENTRATIONS

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

Note 10- COMMITMENTS AND CONTINGENCIES

     Leases

     The Company, in 2002, has entered into new lease agreements for office and warehouse space and equipment that expire at various times through 2004. Rental expense under the operating leases for 2002 was $172,638. Remaining commitments under operating leases are as follows:

     Year Ending December 31,
           2003                               $            44,107
           2004                                            33,667
                                                ------------------
                                              $            77,774
                                                ==================


                                      F17

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 11- SEGMENT INFORMATION

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

     Major Customer Information

     In 2002, sales to one customer represented $36,000 of the Company's consolidated revenue. This customer is served by the automotive group's operating segment.

                                      F18

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 11- SEGMENT INFORMATION (continued)

    The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2002:


                                                          Automotive           Telecom          Intercompany          Auxer Group
                                         Parent              Group              Group           Eliminations         Consolidated
                                         ------              -----              -----           ------------         ------------
Balance Sheet
Current Assets                    $              163  $         238,670  $                -   $                 -  $       238,833
Fixed Assets (net)                                 -             20,397                   -                   -           20,397
Other Assets                               2,367,714              5,132                   -          (2,367,714)           5,132
                                    -----------------   ----------------   -----------------    ------------------   --------------
Total Assets                      $        2,367,877  $         264,199  $                -   $        (2,367,714) $       264,362
                                    =================   ================   =================    ==================   ==============

Liabilities and Stockholders' Deficit
Current Liabilities               $        1,173,629  $       1,567,376  $        1,533,503   $        (2,267,654) $     2,006,854
Long Term Liabilities                              -              2,682                   -                     -            2,682
Common Stock Subject to Rescission
                                              61,250                  -                   -                     -           61,250
Stockholders' Equity (Deficit)             1,132,998         (1,305,859)         (1,533,503)             (100,060)      (1,806,424)
                                    -----------------   ----------------   -----------------    ------------------   --------------

Total Liabilities and
Stockholders' Equity (Deficit)
                                  $        2,367,877  $         264,199  $                -   $        (2,367,714) $       264,362
                                    =================   ================   =================    ==================   ==============

The Company's consolidated statement of operations for the year ended
December 31, 2002:

Statement of Operations
Revenues                          $                -  $         613,970  $          804,229   $                 -  $     1,418,199
Costs of Goods Sold                                -            488,901             634,860                     -        1,123,761
                                    -----------------   ----------------   -----------------    ------------------   --------------
Gross Profit                                       -            125,069             169,369                     -          294,438
Operating Expenses                           776,402            272,866             396,659                     -        1,445,927
                                    -----------------   ----------------   -----------------    ------------------   --------------
Net (Loss)                        $         (776,402) $        (147,797) $         (227,290)$                   -  $    (1,151,489)
                                    =================   ================   =================    ==================   ==============

                                      F19

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 11- SEGMENT INFORMATION (continued)

     The Company's consolidated balance sheet consists of the following subsidiary components as of December 31, 2001:


                                                          Automotive           Telecom          Intercompany          Auxer Group
                                         Parent              Group              Group           Eliminations         Consolidated
                                         ------              -----              -----           ------------         ------------
Balance Sheet
Current Assets                    $          392,277  $         397,943  $          264,598   $     (380,811)   $       674,007
Fixed Assets (net)                             8,285             44,469             421,606                -            474,360
Other Assets                               3,446,096              8,053              96,480       (3,312,196)           238,433
                                    -----------------   ----------------   -----------------    -------------     --------------
Total Assets                      $        3,846,658  $         450,465  $          782,684   $   (3,693,007)   $     1,386,800
                                    =================   ================   =================    =============     ==============

Liabilities and Stockholders' Deficit
Current Liabilities               $          591,616  $       2,128,585  $        2,557,940   $   (3,592,947)   $     1,685,194
Long Term Liabilities                        893,965                  -                   -                -            893,965
Common Stock Subject to Rescission                                                                                          -
                                             509,000                  -                   -                -            509,000
Stockholders' Equity (Deficit)             1,852,077         (1,678,120)         (1,775,256)        (100,060)        1,701,359)
                                    -----------------   ----------------   -----------------    -------------     --------------
Total Liabilities and
Stockholders' Equity (Deficit)    $        3,846,658  $         450,465  $          782,684   $   (3,693,007)   $     1,386,800
                                    =================   ================   =================  =============     ==============

The Company's consolidated statement of operations for the year ended
December 31, 2001:

Statement of Operations
Revenues                          $                -  $         977,011  $        1,805,346   $      (68,339)   $     2,714,018
Costs of Goods Sold                                -            811,707           1,879,359          (68,339)         2,622,727
                                    -----------------   ----------------   -----------------    -------------   --------------
Gross Profit                                       -            165,304             (74,013)               -             91,291
Operating Expenses                         2,458,491            437,492             936,588                -          3,832,571
                                    -----------------   ----------------   -----------------    -------------     --------------
Income (Loss) From Operations
                                          (2,458,491)          (272,188)         (1,010,601)               -         (3,741,280)
Other Income (Expense):
Interest Income                                1,029                  -               1,437                -              2,466
Loss on Abandonment                          (64,183)                 -                   -                -            (64,183)
                                    -----------------   ----------------   -----------------    -------------     --------------
Net Income (Loss)                 $       (2,521,645) $        (272,188) $       (1,009,164)  $            -    $    (3,802,997)
                                    =================   ================   =================    =============     ==============


                                       F20

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 12- STOCK OPTION PLAN

     The Company has a Stock Option Plan (the "Plan") under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is twenty five million shares. As of December 31, 2002 the maximum number of shares available for future grants under the Plan is 25,000,000 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid in capital. Additional information regarding the Plan's stock option activity is as follows:


                                                                          Weighted
                                                  Number of                Average
                                                   Shares              Exercise Price
                                                   ------              --------------
     Outstanding at December 31, 2000                         -                       -
     Granted                                          2,000,000     $              0.05
                                                ----------------      ------------------
     Outstanding at December 31, 2001                 2,000,000                    0.05
     Terminated                                      (2,000,000)                   0.05
                                                ----------------      ------------------
     Outstanding at December 31, 2002                         -     $                 -
                                                ================      ==================

     The Company accounts for its plan under APB Option No. 25 ("Accounting for Stock Issued to Employees"). Accordingly, compensation expense is recognized in the Company's financial statements when the exercise price of the Company's employee stock options is less than the market price of the Company's common stock on the date of grant. During 2000 the Company recorded compensation cost of $20,000 related to the stock option plan, and reversed the cost.

     The pro forma net income impact under Financial Accounting Standards Board Statement No. 123 ("Accounting for Stock-Based Compensation") is not material.

     During 2001 the Company issued a non qualified option to purchase $1,000,000 worth of common shares at a 15% discount of the market price on the date of exercise, for consulting services performed in 2001. This option expires on March 8, 2011. During 2001 the consultant exercised $796,875 of the option for 15,000,000 common shares at a price of $0.053 per share which was 15% below the market price of $0.0625 on the date of exercise. The amount remaining on the option at December 31, 2002 and 2001 is $203,125. At December 31, 2002 the Company would have had to issue approximately 12,900,000 common shares if the option was exercised.


                                      F21

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 13- COMMON STOCK WARRANTS

     Common Stock Warrants

     During 2001 warrants to purchase 4,500,000 shares of common stock at various prices were granted to a consultant. The exercise price was equal to or greater than the market price of the stock on the date granted. All warrants expire December 31, 2002, if not exercised. At December 31, 2001 the per share exercise prices of these warrants were as follows:

                                                                          Exercise                 Year of
                    Year of Issue                  Shares                   Price                Expiration
                    -------------                  ------                   -----                ----------
                        2001                          2,500,000                   0.075             2002
                        2001                          1,000,000                   0.100             2002
                        2001                          1,000,000                   0.150             2002
                                              ------------------
                                                      4,500,000
                                              ==================

     The following is a summary of warrant transactions:

                                                          December 31,            December 31,
                                                              2002                    2001
                                                              ----                    ----
     Outstanding at beginning of period                         4,500,000                       -
     Granted during the period                                          -               4,500,000
     Expired during the period                                 (4,500,000)                      -
                                                        ------------------      ------------------
          Outstanding and eligible for exercise                         -               4,500,000
                                                        ==================      ==================

Note 14- STOCKHOLDERS' EQUITY

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


                                       F22

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 14- STOCKHOLDERS' EQUITY (continued)

     On December 27, 2001 the Company issued 6,680,042 shares of common stock in exchange for $18,838 of convertible notes payable.

     On April 11, 2002 the Company issued 69,000,000 shares of common stock at $0.0024 for the conversion of $162,151 notes payable.

     On April 25, 2002 the Company issued 300,000 shares of common stock at $0.025 for services valued at $7,500.

     On May 13, 2002 the Company issued 6,250,000 shares of common stock at $0.01 for the conversion of 625 shares of preferred stock valued at $62,500.

     On May 14, 2002 the Company issued 16,319,958 shares of common stock at $0.0024 for lock up agreement.

     On June 21, 2002 the Company issued 6,250,000 shares of common stock at $0.01 for the conversion of 625 shares of preferred stock valued at $62,500.

     On December 20, 2002 the Company issued 102,012,221 shares of common stock at $0.0034 for the conversion of $346,841.55 of convertible notes payable.

     On December 20, 2002 the Company issued 18,773,478 shares of common stock at $0.0034 for $63,829.83 of interest expense.

     The Company has a potential liability attributable to common stock rescission rights as follows:

                  Year Ending December 31,       Shares          Amount
                  ------------------------       ------          ------
                        2003                     3,446,079       $ 41,250

     Preferred Stock
     ---------------

     The Preferred Stock is convertible at any time, at the holder's option, into shares of the Company's common stock at a rate of ten shares of common stock for each share of preferred stock.

                                       F23

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 15- DISPOSAL OF SUBSIDIARY

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

     On March 18, 2002 Auxer Telecom Inc was disolved and merged into the Auxer Group, Inc.

Note 16- SUBSEQUENT EVENTS

     Common Stock
     ------------

     During March 2003 the Company issued 3,000,000 common shares for the payment of legal fees of approximately $30,000.


     VIVA Exchange Agreement
     -----------------------

     On January 8, 2003 the Company entered into an agreement to exchange 246,000,000 shares of the Company's common stock for 100% ownership of VIVA Airlines, Inc, a Puerto Rico Corporation. In addition, the Company issued 140,000 shares of common stock (valued at $4,480) and granted 660,000 shares of common stock at $0.10 per share to certain employees of Viva Airlines, Inc. The Company sold 80% of Harvey Westbury to a former officer of the Company for $44,126.90 and the forgiveness of $110,401.29 of monies owed by the Company to this officer. The Company approved the forgiveness of $1,206,625 of loans made to Harvey Westbury Corp. The Company then approved the spin-off of the remaining 20% interest in Harvey Westbury to the Company's shareholders of record on January 9, 2003. Viva Airlines, Inc. has no assets and holds a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for U.S. $600,000.

     The following unaudited pro forma consolidated balance sheet reflects adjustments to Auxer's historical consolidated balance sheet at December 31, 2002 to give effect to the acquisition of VIVA Airlines, Inc. and the sale and spin off of Harvey Westbury as if it occured on that date.

     The unaudited pro forma consolidated financial statements should be read in conjunction with the historical financial statements and related notes of Auxer Group, Inc.

                                       F24

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 16- SUBSEQUENT EVENTS (continued)

     Proforma Company's unaudited consolidated balance sheet as of December 31, 2002:

                                                      Less:             Add:
                                     Auxer Group      Harvey            VIVA                       Adjustments &         Proforma
                                    Consolidated      Westbury Corp.    Airlines Inc.               Eliminations       Auxer Group
                                    ------------      --------------    -------------               ------------       -----------
Balance Sheet                                                             unaudited                                     unaudited
Current Assets                   $         238,833  $        238,670  $              -          $                -   $          163
Fixed Assets (net)                          20,397            20,397                 -                           -                -
Other Assets                                 5,132             5,132                 -   (2)             6,200,000        6,200,000
                                   ----------------   ---------------   ---------------           -----------------    -------------
Total Assets                     $         264,362  $        264,199  $              -          $        6,200,000   $    6,200,163
                                   ================   ===============   ===============           =================    =============

Liabilities and Stockholders' Equity
Current Liabilities              $       2,006,854  $      1,570,058  $              -          $         (104,528)$        332,268
Long Term Liabilities                        2,682                 -                 -                           -            2,682
Common Stock Subject to Rescission                                                                                                -
                                            61,250                 -                 -                           -           61,250
Common Stock                               357,023                 -           600,000  (2,4)             (354,000)         603,023
Stock subscription                               -                 -          (333,950)  (4)               333,950                -
Preferred stock                              1,500                 -                 -                           -            1,500
Paid-in-capital                         10,414,189                 -                 - (1,2,4)           6,365,451       16,779,640
Retained earnings                      (12,579,136)       (1,305,859)         (266,050)                    (29,841)     (11,569,168)
Stock dividend                                   -                 -                 -   (1)               (11,032)         (11,032)
                                   ----------------   ---------------   ---------------           -----------------    -------------
Stockholders' Equity (Deficit)          (1,806,424)       (1,305,859)                -                   6,304,528        5,803,963
                                   ----------------   ---------------   ---------------           -----------------    -------------
Total Liabilities and
Stockholders' Equity             $         264,362  $        264,199  $              -          $        6,200,000   $    6,200,163
                                   ================   ===============   ===============           =================    =============

Proforma Company's unaudited consolidated statement of operations for the year ended December 31, 2002:

Statement of Operations
Revenues                         $       1,418,199  $        613,970  $              -          $                -   $      804,229
Costs of Goods Sold                      1,123,761           488,901                 -                           -          634,860
                                   ----------------   ---------------   ---------------           -----------------    -------------
Gross Profit                               294,438           125,069                 -                           -          169,369
Operating Expenses                       1,445,927           272,866           266,050  (3,4)                5,968        1,445,079
Sale of assets                                   -                 -                 -   (1)               (23,873)         (23,873)
                                   ----------------   ---------------   ---------------           -----------------    -------------
Net (Loss)                       $      (1,151,489) $       (147,797) $       (266,050)         $          (29,841)  $   (1,299,583)
                                   ================   ===============   ===============           =================    =============

                                       F25

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 16- SUBSEQUENT EVENTS (continued)

     Proforma Company's consolidated balance sheet as of December 31, 2002:

                                                     Less:               Add:
                                   Auxer Group       Harvey              VIVA                   Adjustments &        Proforma
                                   Consolidated      Westbury Corp.      Airlines Inc.          Eliminations       Auxer Group
Balance Sheet                                                              unaudited                                 unaudited
Current Assets                 $          238,833  $         238,670  $                -        $            -   $         163
Fixed Assets (net)                         20,397             20,397                   -                     -               -
Other Assets                                5,132              5,132                   -                     -               -
                                 -----------------   ----------------   -----------------         -------------    ------------
Total Assets                   $          264,362  $         264,199  $                -        $            -   $         163
                                 =================   ================   =================         =============    ============

Liabilities & Stockholders' Equity
Current Liabilities            $        2,006,854  $       1,570,058  $                - (1,3)  $     (104,528)  $     332,268
Long Term Liabilities                       2,682                  -                   -                     -           2,682
Common Stock Subject to Rescission                                                                                           -
                                           61,250                  -                   -                     -          61,250
Common Stock                              357,023                  -             600,000 (1,4)        (354,000)        603,023
Stock subscription                              -                  -            (333,950) (4)          333,950               -
Preferred stock                             1,500                  -                   -                     -           1,500
Paid-in-capital                        10,414,189                  -                   -  (1)        4,643,451      15,057,640
Retained earnings                     (12,579,136)        (1,305,859)           (266,050)(4,5)      (4,457,841)    (15,997,168)
Stock dividend                                  -                  -                   -  (1)          (11,032)        (11,032)
                                 -----------------   ----------------   -----------------         -------------    ------------
Stockholders' Equity                   (1,806,424)        (1,305,859)                  -               154,528        (346,037)
                                 -----------------   ----------------   -----------------         -------------    ------------

Total Liabilities and
Stockholders' Equity           $          264,362  $         264,199  $                -        $       50,000   $      50,163
                                 =================   ================   =================         =============    ============

Proforma Company's consolidated statement of operations for the year ended
December 31, 2002:

Statement of Operations
Revenues                       $        1,418,199  $         613,970  $                -        $            -   $     804,229
Costs of Goods Sold                     1,123,761            488,901                   -                     -         634,860
                                 -----------------   ----------------   -----------------         -------------    ------------
Gross Profit                              294,438            125,069                   -                     -         169,369
Operating Expenses                      1,226,768            272,866             266,050  (3)           50,000       1,269,952
                                 -----------------   ----------------   -----------------         -------------    ------------
Income (Loss) From Operations
                                         (932,330)          (147,797)           (266,050)              (50,000)     (1,100,583)
Other Income (Expense):
Interest Income                                 -                  -                   -                     -               -
Sale of assets                                  -                  -                   -  (1)          (23,873)        (23,873)
Prior period adjustment                    80,000                  -                   -                     -          80,000
Loss on Impairment                       (299,159)                 -                   -  (5)       (4,433,968)     (4,733,127)
                                 -----------------   ----------------   -----------------         -------------    ------------
Net Income (Loss)              $       (1,151,489) $        (147,797) $         (266,050)       $   (4,507,841)  $  (5,777,583)
                                 =================   ================   =================         =============    ============


                                      F25A

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 16- SUBSEQUENT EVENTS (continued)

     The following is a description of each of the pro forma adjustments:

     (1) Record the sale of 80% interest in Harvey Westbury to a former officer of the Company, forgiveness of debt to the former officer and the spin off of the remainder 20% interest as at January 1, 2002, thereby eliminating the assets, liabilities and operating loss for the year 2002.

     (2) The issuance of 246,000,000 shares of common stock for the acquisition of VIVA Airlines, Inc. as at January 1, 2002 and the operation of VIVA for the year 2002, valued at average market value of $0.025 per share at the date of closing or $6,150,000.

     (3) The accrual of $50,000 legal fees for VIVA Airlines, Inc. as at December 31, 2002.

     (4) Elimination of VIVA Airlines, Inc. investment. VIVA Airlines, Inc., a recently formed Puerto Rico Corporation is preparing to provide passenger service from the Dominican Republic to various United States destinations in the second quarter of 2003. The transition did not meet the criteria of a business combination as outlines in ETIF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" as, upon acquisition, the assets acquired did have a significant business outputs. Accordingly, all of the purchase price plus related expenses totaling $6.2 million was attributed to the charter foreign air transportation permit and was capitalized in the accompanying unaudited consolidated balance sheets.



                                       F26

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

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2002, are set forth below.

NAME                                        AGE           POSITION
----                                        ---           --------

Eugene Chiaramonte, Jr.                     56           Director, Treasurer
                                                         Secretary and
                                                         Chief Executive Officer

Ernest DeSaye, Jr.                          37           Manager, Harvey
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

Oscar Hasan was recently appointed Vice President - Sales and Marketing of our subsidiary, Viva Airlines, Inc. From February 2003 until the present, Mr. Hasan has been the managing partner of Solaris Holdings, LLC, based in Roswell, Georgia. He is involved in the day-to-day management of this telecom company. From July 199 until January 2003, Mr. Hasan was the Vice president of Sales and marketing Partner of Venture Telecom based in Norcross, Georgia. He was responsible for the design, negotiation and implementation of sales programs for international markets. Mr. Hasan received his bachelor of Arts with a major in marketing from Georgia State University in 1987.

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

Summary Compensation Table

                                                                All
Name &                                            Other         Annual            Other
Principal Position      Year          Salary      Bonus         Compensation      Compensation
------------------      ----          -----       -----         ------------      ------------
Eugene Chiaramonte      2002
                        2001        $136,000      $      0      $      0          $      0
                        2000         $78,000      $      0      $      0          $      0
Chief Executive
Officer (1)

Ernest DeSaye Jr.       2002
                        2001        $ 50,000      $      0      $      0          $      0
                        2000        $ 47,300      $      0      $      0          $      0

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

                      Option/SAR Grants In The Last Fiscal Year


                              NUMBER OF            % OF TOTAL
                              SECURITIES           OPTIONS/SARs
                              UNDERLYING           GRANTED TO         EXERCISE OR
                              OPTIONS/SARs         EMPLOYEES          BASE PRICE         EXPIRATION
NAME                          GRANTED (#)          IN FISCAL YEAR     ($/SH)             DATE
                              -----------          --------------      ------            ----------
Eugene Chiaramonte, Jr.       100,000                5%                  $0.05          5-1-2005
                            7,500,000               39%                  $0.01         6-15-2006

Ernest DeSaye, Jr.            100,000                5%                  $0.05          5-1-2005

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


                                         Number of Shares of
Name of Beneficial                       Common Stock           % of Beneficial
Identity of Group                        Beneficially Owned     Ownership
                                         ------------------     ---------

Robert J. Scott                          41,000,000             6.10%
954 Business Park Drive
Traverse City, Michigan 49686

Bash, LLC (1)                            41,000,000             6.10%
300 Delaware Avenue
Wilmington, Delaware 19899

Lazaro Canto                             41,000,000             6.10%
Bibul Street #15
Pasco del Parque
Rio Pedras, Puerto Rico

Enterprises D & D (2)                    41,000,000             6.10%
201 W. Park Drive
Miami, Florida 33172

Joan K. Jolitz                           41,000,000             6.10%
417 Barlow Street
Traverse City, Michigan 49686

UPO, LLP (3)                             41,000,000             6.10%
4166 Evelyn Street
Traverse City, Michigan 49686

All Executive Officers and Directors
as a Group (1 person)                    41,000,000             6.10%

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

Dated: April 25, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                           Title                              Date
----                           -----                              ----
/s/Robert J. Scott             Chief Executive Officer,           April 25, 2003
---------------------------    President, Chief Financial Officer
                               and Director

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Scott, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A1 of the Auxer Group, Inc.

2. Based on my knowledge, this amended yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this amended yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended yearly report (the "Evaluation Date"); and

     (c) presented in this amended yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 25, 2003

                                        /s/ Robert J. Scott
                                        --------------------------
                                        Robert J. Scott
                                        Principal Executive Officer,
                                        Principal Financial Officer