Form 10QSB
period 2003-03-31
AUXER GROUP INC
filed 2003-05-20
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to

                        Commission File Number 000-30440

                              THE AUXER GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                      22-3537927
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                             954 Business Park Drive
                             Traverse City, MI 49686
                    (Address of Principal Executive Offices)

                                 (231) 946-4343
                           (Issuer's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 822,239,211 shares of common stock, no par value, as of April 30, 2003.

================================================================================

                              THE AUXER GROUP, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


Part I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                         Page
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
               March 31, 2003 and December 31, 2002                         3

          Condensed Consolidated Statements of Operations
               Three months ended March 31, 2003 and 2002                   4

          Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 2003 and 2002                   5

          Notes to Condensed Consolidated Financial Statements            6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                        8



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and reports of Form 8-K. None

         Signatures

                                     PART I


                              FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

The consolidated financial statements of The Auxer Group, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2002.


                              THE AUXER GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,             December 31,
                                                                            2003                    2002
                                                                            ----                    ----
                   ASSETS                                                (unaudited)
Current Assets
     Cash                                                           $               163     $            10,222
     Accounts receivable, net                                                         -                  15,077
     Inventory                                                                        -                 158,447
     Prepaid expenses                                                                 -                  55,087
                                                                      ------------------      ------------------
          Total Current Assets                                                      163                 238,833

Property plant and equipment, net of accumulated depreciation                         -                  20,397
Security deposit                                                                      -                   5,132
Goodwill                                                                      6,200,000                       -
                                                                      ------------------      ------------------
          Total Assets                                              $         6,200,163     $           264,362
                                                                      ==================      ==================

              LIABILITIES AND CAPITAL
Current Liabilities
     Accounts payable and accrued expenses                          $           662,981     $           673,517
     Credit line                                                                 24,728                 120,731
     Taxes payable                                                              109,816                 129,240
     Notes payable                                                              803,769                 908,838
     Notes payable-shareholders                                                       -                 174,528
                                                                      ------------------      ------------------
          Total Current Liabilities                                           1,601,294               2,006,854

Long term debt, less current maturities                                               -                   2,682
Common stock subject to rescission                                               61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 671,207,531 at March
    31, 2003 and 357,022,731 at December 31, 2002                               669,157                 357,023
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 1,500,000 shares outstanding
    at March 31, 2003 and December 31, 2002                                       1,500                   1,500
Additional paid-in capital                                                   15,119,694              10,414,189
Accumulated deficit                                                         (11,252,732)            (12,579,136)
                                                                      ------------------      ------------------
          Stockholders' Equity (Deficit)                                      4,537,619              (1,806,424)
                                                                      ------------------      ------------------
          Total Liabilities and Capital                             $         6,200,163     $           264,362
                                                                      ==================      ==================


                        See Notes to Financial Statements
                                        3

                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 For the Three Months Ended
                                                                          March 31,
                                                               2003                    2002
                                                               ----                    ----
                                                            (unaudited)             (unaudited)

Sales revenues                                         $                 -     $         1,004,513

Cost of sales                                                            -                 864,738
                                                         ------------------      ------------------

Gross profit                                                             -                 139,775

General and administrative expenses                                166,155                 258,697
Depreciation and amortization                                            -                  33,803
Interest expenses                                                   19,620                  36,468
                                                         ------------------      ------------------
                                                                   185,775                 328,968

    Loss from operations                                          (185,775)               (189,193)

Other income and expenses
    Bad debt recovery and other                                      5,277                       -
    Loss on sale of assets                                         (23,873)                      -
                                                         ------------------      ------------------

Net loss from continuing
     operations                                        $          (204,371)    $          (189,193)
                                                         ==================      ==================

Net loss per common share                              $             (0.00)    $             (0.00)
                                                         ==================      ==================

Weighted average shares outstanding                            584,586,961             138,117,072
                                                         ==================      ==================


                       See Notes to Financial Statements.


                              THE AUXER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                           2003                    2002
                                                                           ----                    ----
                                                                        (unaudited)             (unaudited)
Operating Activities
   Net loss from continuing operations                             $          (204,371)    $          (189,193)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                                     -                  33,804
   Common stock issued for services                                             30,000                       -
   Stock issued for compensation                                                10,000                       -
   Other                                                                         7,312                       -
   Loss on sale of subsidiary                                                   23,873                       -
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                        -                (387,320)
   (Increase) decrease in inventory                                                  -                  75,763
   (Increase) decrease in other receivables                                          -                  40,112
   Increase (decrease) in accounts payable and accrued expenses                117,494                  85,144
   Increase (decrease) in deferred sales                                             -                  85,854
                                                                     ------------------      ------------------
   Net cash used by operating activities                                       (15,692)               (255,836)

Investing Activities
   Sale and spin off of business, net                                          (42,991)                      -
                                                                     ------------------      ------------------
   Net cash used by investing activities                                       (42,991)                      -

Financing Activities
   Bank loans                                                                        -                 100,000
   Payment of bank loan                                                            (41)                 (1,999)
   Borrowings/payments under loan agreement, net                                     -                 178,129
   Payments on short-term debt                                                  49,264                     668
   Payments on long-term debt                                                     (599)                   (985)
   Shareholder loan payable                                                          -                 (18,611)
                                                                     ------------------      ------------------
   Net cash provided by financing activities                                    48,624                 257,202
                                                                     ------------------      ------------------

   Increase (decrease) in cash                                                 (10,059)                  1,366
   Cash at beginning of period                                                  10,222                  27,616
                                                                     ------------------      ------------------
   Cash at end of period                                           $               163     $            28,982
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



                       See Notes to Financial Statements.
                                        5

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



Note 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of The Auxer Group, Inc. and subsidiaries (collectively, the "Company") as of March 31, 2003 and their results of operations and their cash flows for the three month periods ended March 31, 2003 and 2002. Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2003 and 2002 since there was no dilutive effect of potential common shares.

Note 3- On January 8, 2003 the Company entered into an agreement to exchange 246,000,000 shares of the Company's common stock for 100% ownership of VIVA International, Inc., a Puerto Rico Corportion. In addition, the Company will issue 140,000 shares of common stock (valued at $4,480) and grant 660,000 shares of common stock at $0.10 per share to certain employees of VIVA airlines, Inc. VIVA Airlines, Inc. has no assets and holds a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for $600,000 U.S. Dollars.

Note 4- Also, on January 8, 2003, the Company sold 80% of Harvey Westbury to a former officer of the Company for $44,126.90 and the forgiveness of $110,401.29 of monies owed by the Company to this officer. The Company approved the forgiveness of $1,206,625 of loans made to Harvey Westbury Corp. The Company then approved the spin-off of the remaining 20% interest in Harvey Westbury to the Company's shareholders of record on January 9, 2003.

Note 5- During March, 2003 the Company issued 3,000,000 shares of common stock for the payment of legal fees valued at $30,000 and 63,134,800 shares of common stock for the conversion of $86,710 of principal and $71,127 of interest of convertible debt.

                              THE AUXER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Note 6- On April 24, 2002 the Company entered into a modification and payment restructuring agreement with one of its creditors whereby the creditor would try to sell the underlying collateral and offset the proceeds against an agreed upon amount, and any short would be paid by the Company before September 2002. The Company did not make the payment when due and is now in default.

Note 7- During the first quarter of 2003, the Company corrected an error in failing to issue 2,000,000 shares of common stock to a former officer of the Company for services in a prior year. The value of the shares of $10,000 was charged to compensation expense.

Note 8-   SUBSEQUENT EVENTS:

          During the second quarter of 2003, the Company announced that it's wholly owned subsidiary, VIVA Airlines, Inc. has completed the acqusition of 49% of Queen Air, Aeronaves Queen S.A.

          The Company has made an application for a Name and Symbol change.

          The Company announced a reverse stock split of 800 to 1 to be effective as of May 29, 2003 and an offer that will allow common shareholders to convert their holdings into a new class of preferred stock.

          The Company has completed the conversion of the balance of its convertible debt and interest for 66,031,680 shares of common stock.

          The Company issued 85,000,000 shares of common stock to the convertible debt holders in settlement of a dispute.

          The Company issued 15,000,000 shares of preferred stock to Mojave Jet, LLC as a deposit on the purchase of jet aircraft (Boeing 727-200). The purchase price of the asset is approximately $1,600,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the Auxer Group's products, fluctuations in pricing for products distributed by the Auxer Group's subsidiaries and products offered by competitors, as well as general conditions of the aviation marketplace.

The Auxer Group is a holding company that consists of (4) four wholly owned subsidiaries: Viva Airlines, Inc., CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. A previously wholly owned subsidiary (Harvey Westbury Corp.) was spun off by Auxer during January, 2003 to a former officer and director of the Company in exchange for the assumption of debts and related liabilities. Viva Airlines, Inc. is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic. CT Industries, Inc., Hardyston Distributors, Inc. and Universal Filtration Industries, Inc. are all inactive and management does not currently plan to resume their respective operations.

Results of Operations for the Three Months Ended March 31, 2002 and 2003.

The Auxer Group had sales of $0 for the quarter ended March 31, 2003 as compared to sales of $1,004,513 for the quarter ended March 31, 2002. The decrease in sales was attributed to the spin off of Harvey Westbury Corp.

The Auxer Group had net losses of $204,371 for the quarter ended March 31, 2003 as compared to net losses of $189,193 for the quarter ended March 31, 2002. The increase in net losses was primarily attributed to the Company's decision to develop its aviation related business segment and the decision to discontinue its automotive business lines.

The Auxer Group had general administrative expenses of $166,155 for the quarter ended March 31, 2003 as compared to general administrative expenses of $258,697 for the quarter ended March 31, 2002. The decrease in these expenses was attributable to the Company's decision to develop its aviation related business segment and to discontinue its automotive business lines.

The Auxer Group had interest expenses of $19,620 for the quarter ended March 31, 2003 as compared to $36,468 for the quarter ended March 31, 2002. The decrease in these expenses was primarily due to the reduction of the interest paid as a result of a reduction in the convertible note.

The Company did not report any revenue for the three month period ending March 31, 2003. The aviation industry subsidiary is a development stage company and is the only active subsidiary. The aviation industry subsidiary is expected to begin operations during the quarter ended June 30, 2003.

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

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Management's plan was for CT Industries to continue to distribute prepaid phone cards. Due to Auxer's inability to raise additional external financing, CT Industries has been unable to continue to remain current on their terms with its carriers and has resulted in the loss of its carriers which caused a termination of service. As of November of 2002, our Telecommunications subsidiaries are inactive.

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

On September 12, 2002, we announced that we launched a search for an interim CEO to focus on our acquisition strategy. As of January 15, 2003 and in connection with a stock exchange agreement with Viva Airlines, Inc. and a plan of reorganization, Robert J. Scott was appointed as the Company CEO.

On December 2, 2002, Auxer announced that it signed a letter of intent ot acquire Viva Airlines based in San Juan, Puerto Rico.

On December 17, 2002, Auxer announced that its merger candidate, Viva Airlines was planning to change its name to Viva International, Inc. As of March 31, 2003, the name change had not been completed and management has decided rather than to change the name of Viva Airlines, Inc. that it would seek to change Auxer's name to Viva International, Inc.

On January 15, 2003, Auxer completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc.

On February 19, 2003, Auxer announced that Viva Airlines, Inc. had agreed to acquire Aerocontinente Dominicana, S.A. for $1,200,000 in cash. The Company failed to complete this agreement and abandoned its attempt to complete the acquisition.

On February 20, 2003, Auxer announced that Viva Airlines, Inc. had entered into a purchase agreement with Mojave Jet for 2 Boeing 727-200 aircraft. The purchase agreement remains open as of March 31, 2003.

On March 10, 2003, Auxer announced that Viva Airlines, Inc. was close to finalizing its agreement to acquire a 49% interest in Queen Air, Aeronaves Queen, S. A. The Company formally closed on this agreement on May 14, 2003.

On March 19, 2003, Auxer announced that it is considering exiting the depository trust and clearing system (DTC). The Company has not yet filed its request for consideration of removal from the system.

On March 21, 2003, Auxer announced that Viva Airlines, Inc. has agreed to purchase its fuel requirements and supplies from World Fuel Services. An account relationship has been established even though Viva has yet to commence actual operations.

On March 27, 2003, Auxer announced that it had made executive appointments at its Viva Airline subsidiary. Rudy Dominguez was appointed as President and Chief Operating Officer and Oscar Hasan was appointed as Vice President of Sales & Marketing. Mr. Dominguez has yet to assume his official duties. Mr. Hasan assumed his official duties as of April 1, 2003.

Sources of Liquidity

At March 31, 2003, the Company has $163 of available cash. Since inception the Company has accumulated a net loss of approximately $11,252,732.

The Auxer Group, Inc. will require a minimum of $3,000,000 of working capital to complete Viva Airlines, Inc, transition from a development stage company to full operation.

Auxer does not currently have the funds necessary to provide working and expansion capital to Viva Airlines, Inc. Auxer will only be able to provide the needed capital by raising additional funds.

The inability to raise funds or a continued lack of funds could result in the failure to complete needed acquisitions of certain aviation assets or payment of certain related expenses that would delay or prevent the commencement of the operation of Viva Airlines, Inc.

Management is optimistic that the Company will be able to borrow sufficient capital to fund Viva Airlines, Inc.

Any forward-looking statements included in this Form 10-QSB reflect management's best judgement based on factors currently known and involve risks and uncertainties. Actual results may vary materially.

Item 3. Controls and Procedures
-------------------------------

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

Item 2. Changes in Securities.

On May 2, 2002, we entered into an agreement whereby 8% convertible debentures totaling $894,185 will be retired for one million dollars ($1,000,000) for principal and accrued interest. The $1,000,000 is reduced by any proceeds received by the debenture holder from the conversion of the debt into common stock and the sale of common stock. For the three months ended March 31, 2003 $86,710 of debt was converted into 63,134,800 shares of common stock.

Item 3.  Defaults Upon Senior Securities.

 Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

None

     (a)  Exhibits required by Item 601 of Regulation S-B.    None

     (b)  Reports of Form 8-K.   None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 20, 2003.

                             THE AUXER GROUP, INC.

Date:  May 20, 2003          By:  /s/   Robert J. Scott
                             ---------------------------------
                             Robert J. Scott
                             President


--------------------------------------------------------------------------------

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                           PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Robert J. Scott  certify that:

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Dated:     May 20, 2003

/s/    Robert J. Scott
----------------------------
Robert J. Scott.
Principal Executive Officer
Principal Financial Officer