Form 10QSB
period 2003-06-30
AUXER GROUP INC
filed 2003-08-20
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-30440

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,069,463 shares of common stock, $0.001 par value, as of June 30, 2003.


================================================================================


                                     PART I


                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Viva International, Inc. (Formerly The Auxer Group, Inc.) and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2002.


                           VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,              December 31,
                                                                             2003                    2002
                                                                             ----                    ----
                   ASSETS                                                 (unaudited)
Current Assets
     Cash                                                            $                 -     $            10,222
     Accounts receivable, net                                                          -                  15,077
     Inventory                                                                         -                 158,447
     Employer advance                                                             26,325                       -
     Prepaid expenses                                                                  -                  55,087
                                                                       ------------------      ------------------
          Total Current Assets                                                    26,325                 238,833

Property plant and equipment, net of accumulated depreciation                          -                  20,397
Security deposit                                                                 158,000                   5,132
Goodwill                                                                       6,200,000                       -
                                                                       ------------------      ------------------
          Total Assets                                               $         6,384,325     $           264,362
                                                                       ==================      ==================

              LIABILITIES AND CAPITAL

Current Liabilities
     Accounts payable and accrued expenses                           $           853,530     $           673,517
     Credit line                                                                  24,728                 120,731
     Taxes payable                                                                97,816                 129,240
     Notes payable                                                               915,193                 908,838
     Notes payable-shareholders                                                        -                 174,528
                                                                       ------------------      ------------------
          Total Current Liabilities                                            1,891,267               2,006,854

Long term debt, less current maturities                                                -                   2,682
Common stock subject to rescission                                                61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 5,069,463 at June
    30, 2003 and 446,278 at December 31, 2002                                      5,069                     446
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 16,100,000 shares outstanding
    at June 30, 2003 and 1,500,000 at December 31, 2002                           16,100                   1,500
Additional paid-in capital                                                    16,661,651              10,770,766
Accumulated deficit                                                          (12,251,012)            (12,579,136)
                                                                       ------------------      ------------------
          Stockholders' Equity (Deficit)                                       4,431,808              (1,806,424)
                                                                       ------------------      ------------------
          Total Liabilities and Capital                              $         6,384,325     $           264,362
                                                                       ==================      ==================


                 See Notes to Financial Statements
                                 3

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended                For the Six Months Ended
                                                               June 30,                                 June 30,
                                                     2003                 2002                 2003                 2002
                                                     ----                 ----                 ----                 ----
                                                  (unaudited)          (unaudited)          (unaudited)          (unaudited)

Sales revenues                               $                 -  $           484,892  $                 -  $           804,228

Cost of sales                                             22,209              446,360               22,209              634,859
                                               ------------------   ------------------   ------------------   ------------------

Gross profit (loss)                                      (22,209)              38,532              (22,209)             169,369

General and administrative expenses                      425,861              368,224              592,016              536,453
Impairment of fixed asset                                  5,968              270,000                5,968              270,000
Depreciation and amortization                                  -               29,705                    -               63,313
Interest expense                                         545,242               40,681              562,835               62,038
                                               ------------------   ------------------   ------------------   ------------------
                                                         977,071              708,610            1,160,819              931,804

    Loss from operations                                (999,280)            (670,078)          (1,183,028)            (762,435)

Other income and expenses
    Gain (loss) on sale of assets                          1,000                    -              (22,873)                   -
    Interest income                                            -                    -                3,250                    -
                                               ------------------   ------------------   ------------------   ------------------

Net (loss) from continuing
     operations                                         (998,280)            (670,078)          (1,202,651)            (762,435)

Income (loss) from discontinued operations,
     net of taxes                                              -               51,079                    -              (45,757)
                                               ------------------   ------------------   ------------------   ------------------

Net loss                                     $          (998,280) $          (618,999) $        (1,202,651) $          (808,192)
                                               ==================   ==================   ==================   ==================

Income (loss) per common share from
     discontinued operations                 $                 -  $              0.19  $                 -  $             (0.21)
                                               ==================   ==================   ==================   ==================

Net (loss) per common share                  $             (1.37) $             (2.34) $             (1.14) $             (3.70)
                                               ==================   ==================   ==================   ==================

Weighted average shares outstanding                      730,062              264,172            1,056,428              218,662
                                               ==================   ==================   ==================   ==================


                       See Notes to Financial Statements.


                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Three Months Ended          For the Six Months Ended
                                                                     June 30,                             June 30,
                                                             2003               2002              2003              2002
                                                             ----               ----              ----              ----
                                                          (unaudited)        (unaudited)       (unaudited)       (unaudited)
Operating Activities
   Net loss from continuing operations                $        (998,280)   $      (618,999)   $   (1,202,651)   $     (808,192)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                      -             36,176                 -            63,313
   Common stock issued for services                                   -              7,500            30,000             7,500
   Stock issued for compensation                                      -                  -            10,000                 -
   Convertible loan interest                                    545,242                  -           562,835                 -
   Loss on sale of assets                                             -                  -            23,873                 -
   Impairment of fixed assets                                         -            270,000                 -           270,000
   Other                                                         10,281                  -                 -                 -
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                    15,077            283,910            15,077            99,303
   (Increase) decrease in inventory                             158,447             18,624           158,447           462,894
   (Increase) decrease in prepaid expenses                       55,087                  -            55,087                 -
   (Increase) decrease in other receivables                     (26,325)            16,340           (26,325)           33,112
   Increase (decrease) in accounts payable and
      accrued expenses                                          (49,414)           222,649            68,080           (56,370)
   Increase (decrease) in payroll tax liability                 (31,424)            90,020           (31,424)           90,020
   Increase (decrease) in deferred sales                              -           (389,528)                -          (303,674)
                                                        ----------------   ----------------  ----------------  ----------------
   Net cash (used) by operating activities                     (321,309)           (63,308)         (337,001)         (142,094)

Investing Activities
   Sale and spin off of business, net                                 -                  -           (42,991)                -
   Security deposit                                             (44,868)            (4,000)          (44,868)           (4,000)
                                                        ----------------   ----------------  ----------------  ----------------
   Net cash provided (used) by investing activities             (44,868)            (4,000)          (87,859)           (4,000)

Financing Activities
   Bank loan proceeds                                                 -                  -                 -           100,000
   Payment of bank loan                                               -               (915)              (41)           (2,914)
   Short-term borrowings                                        330,385                  -           379,649                 -
   Payments on long-term debt                                         -               (196)             (599)             (404)
   Shareholder loan payable                                           -             43,395                 -            24,784
   Colbie loan adjustment                                        35,629                  -            35,629                 -
                                                        ----------------   ----------------  ----------------  ----------------
   Net cash provided (used) by financing activities             366,014             42,284           414,638           121,466
                                                        ----------------   ----------------  ----------------  ----------------
   Increase (decrease) in cash                                     (163)           (25,024)          (10,222)          (24,628)
   Cash at beginning of period                                      163             28,012            10,222            27,616
                                                        ----------------   ----------------  ----------------  ----------------
   Cash at end of period                              $               -    $         2,988    $            -    $        2,988
                                                        ================   ================  ================  ================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                         $               -    $             -    $            -    $            -
                                                        ================   ================  ================  ================
     Income taxes (benefits)                          $               -    $             -    $            -    $            -
                                                        ================   ================  ================  ================


                       See Notes to Financial Statements.
                                        5

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 1-   The  accompanying   consolidated   financial   statements  contain
          all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the "Company") as of June 30, 2003 and their results of operations and their cash flows for the three and six month periods ended June 30, 2003 and 2002. Results of operations for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. All material inter-company balances and transactions have been eliminated in consolidation.


Note 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended June 30, 2003 and 2002 since there was no dilutive effect of potential common shares.


Note 3- On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of VIVA International, Inc., a Puerto Rico Corporation. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80 per share to certain employees of VIVA Airlines, Inc. VIVA Airlines, Inc. has no assets and holds a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for $600,000 U.S.

Note 4- Also, on January 8, 2003, the Company sold 80% of Harvey Westbury Corp to a former officer of the Company for $44,127 and the forgiveness of $110,401 of monies owed by the Company to him. The Company approved the forgiveness of $1,206,625 of loans made to Harvey Westbury Corp. The Company then approved the spin-off of the remaining 20% interest in Harvey Westbury Corp. to the Company's shareholders of record on January 9, 2003.

Note 5- During March, 2003 the Company issued 3,750 shares of common stock for the payment of legal fees valued at $30,000 and 78,919 shares of common stock for the conversion of $86,710 of principal and $71,127 of interest of convertible debt.

Note 6- On April 24, 2002 the Company entered into a modification and payment restructuring agreement with one of its creditors whereby the creditor would try to sell the underlying collateral and offset the proceeds against an agreed upon amount, and any short would be paid by the Company before September 2002. The Company did not make the payment when due and is now in default.

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 7- During the first quarter of 2003, the Company corrected an error in failing to issue 2,500 shares of common stock to a former officer of the Company for services in a prior year. The value of the shares, $10,000, was charged to compensation expense.



Note 8- During the second quarter of 2003, the Company announced that its' wholly owned subsidiary, VIVA Airlines, Inc. has completed the acquisition of 49% of Queen Air, Aeronaves Queen S.A. pending the delivery of a promissory note for $1,000,000.



Note 9- During June, 2003 the Company changed its name from The Auxer Group, Inc. to Viva International, Inc.

Note 10- During June, 2003 the Company effected a reverse stock split of 1 for 800 to be effective as of June 16, 2003.


Note 11- The Company has completed the conversion of the balance of its convertible debt and interest for 82,540 shares of common stock.


Note 12- The Company issued 106,250 shares of common stock to the convertible debt holders in settlement of a dispute.


Note 13- The Company issued 15,000,000 shares of class B preferred stock to Mojave Jet, LLC as a deposit on the purchase of jet aircraft (Boeing 727-200). The purchase price of the asset is approximately $1,600,000.



Note 14- The Company issued 4,000,000 shares of common stock for the conversion of 400,000 shares of class A preferred stock.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the Viva International, Inc. (name changed from the Auxer Group, Inc. on June 10, 2003) and subsidiaries products and services, fluctuations in pricing for the products and services and competition, as well as general conditions of the aviation marketplace.

Viva International, Inc. is a holding company that consists of (4) four wholly owned subsidiaries: Viva Airlines, Inc., CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. A previously wholly owned subsidiary (Harvey Westbury Corp.) was spun off by the Parent Company (Viva/Auxer) during January, 2003 to a former officer and director of the Company in exchange for the assumption of debts and related liabilities. Viva Airlines, Inc. is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic. CT Industries, Inc., Hardyston Distributors, Inc. and Universal Filtration Industries, Inc. are all inactive and management does not currently plan to resume their respective operations.

Results of Operations for the Three Months Ended June 30, 2002 and 2003.

Viva International, Inc. had sales of $0 for the quarter ended June 30, 2003 as compared to sales of $484,892 for the quarter ended June 30, 2002. The decrease in sales was attributed to the spin off of Harvey Westbury Corp.

Viva International, Inc. had net losses of $998,280 for the quarter ended June 30, 2003 as compared to net losses of $618,999 for the quarter ended June 30, 2002. The decrease in net losses reflects the Company's decision to develop its aviation related business segment and to discontinue its automotive business lines.

Viva International, Inc. had general administrative expenses of $425,861 for the quarter ended June 30, 2003 as compared to general administrative expenses of $368,224 for the quarter ended June 30, 2002. The increase in these expenses was attributable to the Company's decision to develop its aviation related business segment and to discontinue its automotive business lines.

Viva International, Inc. had interest expenses of $545,242 for the quarter ended June 30, 2003 as compared to $40,681 for the quarter ended June 30, 2002. The increase in these expenses was primarily due to the additional write-off of the deferred financing expenses as a result of the exchange of the convertible bonds for common stock.

The Company did not report any revenue for the three month period ending June 30, 2003. The aviation industry subsidiary is a development stage company and is the only active subsidiary. The aviation industry subsidiary was expected to begin operations during the quarter ended June 30, 2003. However, operations are now expected to begin during the quarter ended December 31, 2003.

On January 3, 2002, The Company announced restructuring to accommodate future acquisition opportunities. The restructuring was to take place during the first quarter. Management agreed to defer compensation for Mr. Chiaramonte, the CEO. This restructuring phase continued through the third quarter of 2002. To date, management's restructuring efforts have resulted in a cumulative reduction of general and administrative expenses in excess of $1,765,000. Additionally, the administrative and operational facilities have been relocated in a continuing effort to reduce expenses.

On January 11, 2002, CT Industries introduced its new website, www.ctiprepaid.com. This site is an informational site on CT Industries' products. The Company plans to introduce new sites for its investors and distributor companies. Since November 15, 2002, no new sites have been introduced.

On March 15, 2002, the Board of Directors approved the dissolution of Auxer Telecom and consolidation of the telecom assets into CT Industries. Management's plan was for CT Industries to continue to distribute prepaid phone cards. Due to the Company's inability to raise additional external financing, CT Industries was unable to continue to remain current on their terms with their carriers which resulted in the loss of the carriers and the termination of service. The telecommunications subsidiaries have been inactive since November of 2002.

On April 15, 2002, The Company announced its initial phase of restructuring neared completion and a reduction in losses due to restructuring.

On May 2, 2002, The Company announced it had entered into an agreement with certain debenture holders to settle its convertible debentures for $1 Million. Under the terms of the agreement, 92 million shares of common stock which were registered under a Form SB-2 registration statement were issued and placed in escrow based on a lock-up arrangement. Upon the debenture holders receiving the settlement payment, through a third party, the registration and debenture agreements were to be retired. As of the three month period ended June 30, 2003, the debenture holders have been paid in full and the debenture has been retired.

On May 7, 2002, The Company announced that the Board of Directors was focusing its corporate resources on sourcing acquisition candidates in the telecommunications and technology industry sectors. Management has since identified candidates to invest in and/or acquire within the Transportation Industry. As of the quarter ending June 30, 2003, the Company has focused its attempts on developing its airline operations and related businesses. Accordingly, the Company has abandoned all attempts to develop business in the telecommunications and technology industry sectors.

On May 21, 2002, The Company announced an increase in revenues and a reduction of expenses due to its restructuring initiatives. Revenues have decreased and expenses continued to decrease in the three months ended June 30, 2002 and the subsequent periods ending September 30 and December 31, 2002. In January of 2003, the Company spun off its Harvey Westbury subsidiary. Harvey Westbury was the only operating subsidiary at the time of the spin-off. Accordingly, the revenue and expense history of the Company for 2003 reflects the stage development activities of its Viva Airlines, Inc. subsidiary.


On June 20, 2002, The Company announced sales for products sold by its automotive group increased compared to the prior year for the three month periods ended March 31, 2002 and March 31, 2001. Sales for the quarters ended June 30, September 30 and December 31, 2002 decreased compared to sales in the quarters ended June 30, September 30 and December 31, 2001. These results were primarily attributable to the operating subsidiaries inability to purchase adequate inventory to grow and/or maintain sales of the telecommunications and automotive products.

On July 3, 2002, The Company announced that Harvey Westbury had completed an agreement to produce, manufacture and distribute a line of motor vehicle filters. The Company planned to introduce this line at the 2002 AAPEX Show in Las Vegas. As of the third quarter ending September 30, 2002, the Company has been successful in commencing the launch of DiamondTM Oil & Air filter lines. However, the new product lines were not introduced at the 2002 AAPEX Show due to financial restrictions from the restructuring initiated in January 2002.

On September 12, 2002, the Company announced that it was launching a search for an interim CEO to focus on its acquisition strategy. As of January 15, 2003 and in connection with a stock exchange agreement with Viva Airlines, Inc. and a plan of reorganization, Robert J. Scott was appointed as the Company CEO.

On December 2, 2002, The Company announced that it had signed a letter of intent to acquire Viva Airlines based in San Juan, Puerto Rico.

On December 17, 2002, The Company announced that its merger candidate, Viva Airlines, was planning to change its name to Viva International, Inc. On June 10, 2003, The Auxer Group, Inc. changed its name to Viva International, Inc. The Company's Viva Airlines, Inc. subsidiary was unaffected by the name change.

On January 15, 2003, The Company completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc.

On February 19, 2003, The Company announced that Viva Airlines, Inc. had agreed to acquire Aerocontinente Dominicana, S.A. for $1,200,000 in cash. The Company failed to complete this agreement and abandoned its attempt to complete the acquisition.

On February 20, 2003, The Company announced that Viva Airlines, Inc. had entered into a purchase agreement with Mojave Jet for 2 Boeing 737-200 aircraft. The purchase agreement remains open as of June 30, 2003.

On March 10, 2003, The Company announced that Viva Airlines, Inc. was close to finalizing its agreement to acquire a 49% interest in Queen Air, Aeronaves Queen, S. A. The Company formally closed on this agreement on May 14, 2003.

On March 19, 2003, The Company announced that it was considering exiting the depository trust and clearing system (DTC). The Company has not yet filed its request for removal from the system.

On March 21, 2003, The Company announced that its Viva Airlines, Inc. subsidiary had agreed to purchase its fuel requirements and supplies from World Fuel Services. An account relationship has been established even though Viva has yet to commence actual operations.

On March 27, 2003, The Company announced that it had made executive appointments at its Viva Airline subsidiary. Rudy Dominguez was appointed as President and Chief Operating Officer and Oscar Hasan was appointed as Vice President of Sales & Marketing. Mr. Dominguez has not yet assumed his official duties. Mr. Hasan assumed his official duties on April 1, 2003.

On April 2, 2003, The Company announced that Viva Airlines, Inc. had received an endorsement from the Department of Tourism of the Dominican Republic for the soon to be completed Queen Air, Aeronaves Queen, S.A. acquisition.

On April 4, 2003, The Company announced that Viva Airlines, Inc. had decided to go forward with the acquisition of Queen Air, Aeronaves Queen, S.A. and that the parties had agreed that all contractual issues and necessary agreements would be ready for signature on April 9, 2003. Formal closing was expected to be scheduled during the first full week of May, 2003.

On April 10, 2003, The Company announced that completion of the agreements to acquire a 49% interest in Queen Air, Aeronaves Queen S.A. had been delayed until April 11, 2003 due to some technical difficulties.

On April 29, 2003, The Company announced the appointment of Ronald S. Greene as the Chief Pilot for its Viva Airlines, Inc. subsidiary.

On May 1, 2003, The Company announced the appointment of Eric F. Paillet as Executive Vice President of its Viva Airlines, Inc. subsidiary. The Company also announced its decision not to pursue the acquisition of Aerocontinente Dominicana and that it had suspended discussions with Kick Communications of Lake Success, New York. As of June 30, 2003, The Company rescinded its appointment of Mr. Paillet prior to his joining the Company.

On May 2, 2003, The Company announced that Queen Air, Aeronaves Queen S.A. on behalf of its subsidiary Viva Airlines, Inc. had received approval from the Dominican Republic Aeronautical Authority on its Dominican Flag Carrier Certificate application.

On May 14, 2003, The Company announced that Viva Airlines, Inc. completed its formal closing with Queen Air, Aeronaves Queen S.A. In addition, The Company announced its plans to do a 1 for 800 reverse stock split as of May 28, 2003. The Company also announced an offer that would allow the common shareholders to convert their holdings into preferred shares. At June 30, 2003, the conversion offering is being prepared by corporate counsel for distribution to the Company's shareholders for their consideration.

On May 20, 2003, The Company released additional information and statements discussing the reverse split and the conversion offering as announced on May 14, 2003.

On May 22, 2003, The Company announced that Viva Airlines, Inc. through Queen Air, Aeronaves Queen S.A. had obtained presidential approval on its airline operational authority certificate. The approval allows Viva Airlines, Inc. to commence flight operations. At June 30, 2003, Viva Airlines had not yet commenced operations and does not expect to operate until during the quarter ended December 31, 2003.

On May 30, 2003, The Company announced a delay in the implementation of the reverse stock split as announced on May 14, 2003. The delay was to allow consenting shareholders additional time to reconsider the reverse stock split. The consenting shareholders, after additional review, did not seek to delay or cancel the reverse stock split and without additional announcement the reverse split subsequently (during June of 2003) became effective.

On June 3, 2003, The Company announced the following: formation of a five member outside advisory committee of New York City area travel associations to assist in strategic market planning; the expected start of operations from New York to Santo Domingo during July using sub-service providers; the plan to provide passenger and cargo services from Punta Cana to Caracas, Venezuala and Sao Paulo, Brazil beginning July 15, 2003 under a code share agreement with a Brazilian air carrier; the issuance of purchase orders for ticket stock, baggage tags, boarding passes and ticket jackets; the opening of an office in Fort Lauderdale; the issuance of a letter of intent to acquire a 49% interest in Tropical Air International of St. Kitts and Nevus; an agreement to acquire a 45% interest in Northeast Bolivian Airways Ltd. to open flight service to South America; and an agreement to acquire nine DC 9-32's from Mojave Jet as needed under a financing facility agreement arranged by Cherokee Transportation Group. At June 30, 2003, the Company has been unable to conduct its initial flight operations due to its inability to raise the necessary capital to fund the various agreements required of its start-up. The Company is unlikely to pursue a formal agreement with Tropical Air International due to licensing and non-disclosed liabilities which have subsequently become known. The Company has been unable to close its acquisition of the 45% interest in Northeast Bolivian Airways, Ltd. due to lack of capital. The inability to bring closure to the Northeast Bolivian opportunity may result in Northeast pursuing other suitors. The DC-9 acquisition agreement remains available but the Company does not have the ability to acquire or the need for the aircraft until it has obtained the necessary capital to commence operations.

Sources of Liquidity

At June 30, 2003, the Company had no cash. Since inception the Company has accumulated a deficit of approximately $12,251,000.

Viva International, Inc. will require a minimum of $3,000,000 of working capital to complete Viva Airlines, Inc.'s transition from a development stage company to full operation.

Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to Viva Airlines, Inc. Viva International, Inc. will only be able to provide the needed capital by raising additional funds.

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


================================================================================

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Viva International, Inc. has the following pending or threatened litigation:

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

(4) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was our landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, our former business address. It is suing us for failure to pay our base rent of $7,083.33 from October 2001 throught August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in our lease. Mahure, LLC is requesting in excess of $90,000.00 in attorney's fees, cost of suit. Loss of income and interest. We are trying to settle this matter.

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

Item 2.  Changes in Securities.

On May 2, 2002, we entered into an agreement whereby 8% convertible debentures totaling $894,185 will be retired for one million dollars ($1,000,000) for principal and accrued interest. The $1,000,000 is reduced by any proceeds received by the debenture holder from the conversion of the debt into common stock and the sale of common stock. For the three months ended June 30, 2003 $xx,xxx of debt was converted into 66,031,680 shares of common stock. This debt has now been satisfied in full.

Item 3.  Defaults Upon Senior Securities.

Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

None


     (a)  Exhibits required by Item 601 of Regulation S-B.    None

     (b)  Reports of Form 8-K.    None


================================================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2003.

                             VIVA INTERNATIONAL, INC.

Date:  August 19, 2003       By:  /s/   Robert J. Scott
                             --------------------------
                             Robert J. Scott
                             President


================================================================================

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                           PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Robert J. Scott  certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Viva International, Inc.

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


Dated:    August 19, 2003

/s/    Robert J. Scott
---------------------------
Robert J. Scott.
Principal Executive Officer
Principal Financial Officer