Form 10QSB
period 2003-09-30
VIVA INTERNATIONAL INC
filed 2003-11-19
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,965,185 shares of common stock, $0.001 par value, as of September 30, 2003.



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

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                          September             December 31,
                                                                            2003                    2002
                                                                      ------------------      ------------------
                   ASSETS                                                (unaudited)
Current Assets
     Cash                                                           $                 -     $            10,222
     Accounts receivable, net                                                         -                  15,077
     Inventory                                                                        -                 158,447
     Employer advance                                                            43,725                       -
     Prepaid expenses                                                                 -                  55,087
                                                                      ------------------      ------------------
          Total Current Assets                                                   43,725                 238,833

Property plant and equipment, net of accumulated depreciation                         -                  20,397
Security deposit                                                                158,000                   5,132
Goodwill                                                                      6,200,000                       -
                                                                      ------------------      ------------------
          Total Assets                                              $         6,401,725     $           264,362
                                                                      ==================      ==================

              LIABILITIES AND CAPITAL
Current Liabilities
     Accounts payable and accrued expenses                          $         1,102,379     $           673,517
     Credit line                                                                 24,728                 120,731
     Taxes payable                                                               97,816                 129,240
     Notes payable                                                              535,543                 908,838
     Notes payable-shareholders                                                 510,006                 174,528
                                                                      ------------------      ------------------
          Total Current Liabilities                                           2,270,472               2,006,854

Long term debt, less current maturities                                               -                   2,682
Common stock subject to rescission                                               61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 5,965,185 at September
    30, 2003 and 446,278 at December 31, 2002                                     5,965                     446
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 16,010,280 shares outstanding at
    September 30, 2003 and 1,500,000 at December 31, 2002                        16,010                   1,500
Additional paid-in capital                                                   16,660,845              10,770,766
Accumulated deficit                                                         (12,612,817)            (12,579,136)
                                                                      ------------------      ------------------
          Stockholders' Equity (Deficit)                                      4,070,003              (1,806,424)
                                                                      ------------------      ------------------
          Total Liabilities and Capital                             $         6,401,725     $           264,362
                                                                      ==================      ==================


                        SEE NOTES TO FINANCIAL STATEMENTS

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended               For the Nine Months Ended
                                                     September 30,                            September 30,
                                              2003                 2002                 2003                 2002
                                        ------------------   ------------------   ------------------   ------------------
                                           (unaudited)          (unaudited)          (unaudited)          (unaudited)

Sales revenues                        $                 -  $            60,848  $                 -  $         1,279,680

Cost of sales                                      40,423              104,507               62,632              988,306
                                        ------------------   ------------------   ------------------   ------------------

Gross profit (loss)                               (40,423)             (43,659)             (62,632)             291,374

General and administrative expenses               298,832              120,321              890,848              858,194
Impairment of fixed asset                               -                    -                5,968              270,000
Depreciation and amortization                           -               31,994                    -               98,653
Interest expense                                   21,551               34,671              584,386              103,364
                                        ------------------   ------------------   ------------------   ------------------
                                                  320,383              186,986            1,481,202            1,330,211

    Loss from operations                         (360,806)            (230,645)          (1,543,834)          (1,038,837)

Other income and expenses
    Gain (loss) on sale of assets                  (1,000)                   -              (23,873)                   -
    Interest income                                     -                    -                3,250                    -
                                        ------------------   ------------------   ------------------   ------------------

Net loss                              $          (361,806) $          (230,645) $        (1,564,457) $        (1,038,837)
                                        ==================   ==================   ==================   ==================

Net loss per common share             $             (0.07) $             (0.78) $             (0.65) $             (3.83)
                                        ==================   ==================   ==================   ==================

Weighted average shares outstanding             5,487,911              295,296            2,416,198              271,252
                                        ==================   ==================   ==================   ==================




                       SEE NOTES TO FINANCIAL STATEMENTS.

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months Ended
                                                                                     September 30,
                                                                              2003                    2002
                                                                       -----------------       -----------------
                                                                           (unaudited)            (unaudited)
Operating Activities
   Net loss from continuing operations                              $        (1,564,457)    $        (1,038,837)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                                      -                  98,653
   Common stock issued for services                                                   -                   7,500
   Convertible loan interest                                                    584,386                       -
   Loss on sale of assets                                                        23,873                       -
   Impairment of fixed assets                                                         -                 270,000
   Other                                                                          5,968                       -
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    15,077                 142,986
   (Increase) decrease in inventory                                             158,447                 272,455
   (Increase) decrease in prepaid expenses                                       55,087                 (22,229)
   (Increase) decrease in other receivables                                     (43,725)                137,861
   Increase (decrease) in accounts payable and
      accrued expenses                                                          428,862                 250,298
   Increase (decrease) in deferred sales                                              -                 105,727
                                                                       -----------------       -----------------
   Net cash (used) by operating activities                                     (336,482)                224,414

Investing Activities
   Sale and spin off of business, net                                           (42,991)                      -
   Security deposit                                                             (44,868)                 (1,155)
                                                                       -----------------       -----------------
   Net cash provided (used) by investing activities                             (87,859)                 (1,155)

Financing Activities
   Bank loan proceeds                                                                 -                 126,000
   Payment of bank loan                                                             (41)                 (3,039)
   Short-term borrowings                                                              -                  46,275
   Payments on short and long-term debt                                        (131,474)               (382,269)
   Shareholder loan payable                                                     510,005                 (29,228)
   Colbie loan adjustment                                                        35,629                       -
                                                                       -----------------       -----------------
   Net cash provided (used) by financing activities                             414,119                (242,261)
                                                                       -----------------       -----------------
   Increase (decrease) in cash                                                  (10,222)                (19,002)
   Cash at beginning of period                                                   10,222                  27,616
                                                                       -----------------       -----------------
   Cash at end of period                                            $                 -     $             8,614
                                                                       =================       =================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                       $                 -     $                 -
                                                                       =================       =================
     Income taxes (benefits)                                        $                 -     $                 -
                                                                      =================        =================


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                        5

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the "Company") as of September 30, 2003 and their results of operations and their cash flows for the three and nine month periods ended September 30, 2003 and 2002. Results of operations for the three and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. All material inter-company balances and transactions have been eliminated in consolidation.

NOTE 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended September 30, 2003 and 2002 since there was no dilutive effect of potential common shares.

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

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 7- During the first quarter of 2003, the Company corrected an error in failing to issue 2,500 shares of common stock to a former officer of the Company for services in a prior year. The value of the shares, $10,000, was charged to compensation expense.

NOTE 8- During the second quarter of 2003, the Company announced that its' wholly owned subsidiary, VIVA Airlines, Inc. has completed the acquisition of 49% of Queen Air, Aeronaves Queen S.A. pending the delivery of a promissory note for $1,000,000. During the third quarter the Company terminated the acquisition agreement.

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

NOTE 14- During the second quarter, the Company issued 4,000,000 shares of common stock for the conversion of 400,000 shares of class A preferred stock.

NOTE 15- During the third quarter, the Company issued 895,720 shares of common stock for the conversion of 89,572 shares of class A preferred stock.

NOTE 16- During the three months and nine months ended September 30, 2003 the Company borrowed from its shareholder Fiesta Holdings $130,356 And $510,006, respectively. The note payable Fiesta accrues interest at 8% per annum and is payable on demand.

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

Viva International, Inc. is a holding company that consists of (4) four wholly owned subsidiaries: Viva Airlines, Inc., CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. A previously wholly owned subsidiary (Harvey Westbury Corp.) was spun off by the Parent Company (Viva/Auxer) during January, 2003 to a former officer and director of the Company in exchange for the assumption of debts and related liabilities. Viva Airlines, Inc. is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic. CT Industries, Inc., Hardyston Distributors, Inc. and Universal Filtration Industries, Inc. are all inactive. Management does not currently plan to resume the respective operations of CT Industries, Inc and Universal Filtration Industries, Inc. Management has announced an acquisition of a 49% interest in Royal Aruban Airlines that has been agreed to on behalf of the Hardyston Distributors, Inc. subsidiary. Further, plans are to rename Hardyston and to spin-off the subsidiary. Under the plan, shareholders of record as of October 15, 2003 will receive 1 share of Hardyston for each 3 shares of Viva International that they own.

Results of Operations for the Three Months Ended September 30, 2003 and 2002.

Viva International, Inc. had sales of $0 for the quarter ended September, 2003 as compared to sales of $60,848 for the quarter ended September 20, 2002. The decrease in sales was attributed to the spin off of Harvey Westbury Corp.

Viva International, Inc. had net losses of $361,806 for the quarter ended September 30, 2003 as compared to net losses of $230,645 for the quarter ended September 30, 2002. The increase in net losses reflects the Company's decision to develop its aviation related business segment and to discontinue its automotive business lines.

Viva International, Inc. had general administrative expenses of $298,832 for the quarter ended September 30, 2003 as compared to general administrative expenses of $120,321 for the quarter ended September 30, 2002. The increase in these expenses was attributable to the Company's decision to develop its aviation related business segment and to discontinue its automotive business lines.

Viva International, Inc. had interest expenses of $21,551 for the quarter ended September 30, 2003 as compared to $34,671 for the quarter ended September 30, 2002. The decrease in these expenses is primarily due to a reduction in notes payable and in the interest rates applicable to the existing debt obligations.

The Company did not report any revenue for the three month period ending September 30, 2003. The aviation industry subsidiary is a development stage company and is the only active subsidiary. The aviation industry subsidiary was expected to begin operations prior to the quarter ended September 30, 2003. However, management now expects to begin operations during the quarter ending December 31, 2003.

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

On February 20, 2003, The Company announced that Viva Airlines, Inc. had entered into a purchase agreement with Mojave Jet for 2 Boeing 737-200 aircraft. The purchase agreement remains open as of September 30, 2003.

On March 10, 2003, The Company announced that Viva Airlines, Inc. was close to finalizing its agreement to acquire a 49% interest in Queen Air, Aeronaves Queen, S. A. The Company formally closed on this agreement on May 14, 2003. Subsequently, the Company formed Viva Air Dominicana S.A. Despite the agreement with Queen Air, Aeronaves Queen, S.A., certain terms and conditions of the agreement have not been completed and suitability of various documentation including application and authority to perfect licensing via Queen Air have caused the parties to terminate their agreement. Notwithstanding, no financial liability or exposure to loss will occur as a result of the Queen Air contract termination. Viva Air Dominicana S.A. has commenced the application with the Aeronautical Authority for its own licensing and has been reasonably assured that approval will occur. Accordingly, the Company plans to operate from a hub in Santo Domingo, Dominican Republic as has been previously announced despite the recent agreement breakdown with Queen Air.

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

On March 27, 2003, The Company announced that it had made executive appointments at its Viva Airline subsidiary. Rudy Dominguez was appointed as President and Chief Operating Officer and Oscar Hasan was appointed as Vice President of Sales & Marketing. Mr. Hasan assumed his official duties on April 1, 2003. Mr. Dominguez has not assumed any official duties for the Company and it appears unlikely that he will be joining the Company in the near future.

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

On May 14, 2003, The Company announced that Viva Airlines, Inc. completed its formal closing with Queen Air, Aeronaves Queen S.A. In addition, The Company announced its plans to do a 1 for 800 reverse stock split as of May 28, 2003. The Company also announced an offer that would allow the common shareholders to convert their holdings into preferred shares. At September 30, 2003, the conversion offering has not yet been completed, the Company still plans to have its corporate counsel complete necessary documentation for distribution to the Company's shareholders for their consideration.

On May 20, 2003, The Company released additional information and statements discussing the reverse split and the conversion offering as announced on May 14, 2003.

On May 22, 2003, The Company announced that Viva Airlines, Inc. through Queen Air, Aeronaves Queen S.A. had obtained presidential approval on its airline operational authority certificate. The approval allows Viva Airlines, Inc. to commence flight operations. At September 30, 2003, Viva Airlines had not yet commenced operations and does not expect to operate until during the quarter ended December 31, 2003.

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

On June 3, 2003, The Company announced the following: formation of a five member outside advisory committee of New York City area travel associations to assist in strategic market planning; the expected start of operations from New York to Santo Domingo during July using sub-service providers; the plan to provide passenger and cargo services from Punta Cana to Caracas, Venezuala and Sao Paulo, Brazil beginning July 15, 2003 under a code share agreement with a Brazilian air carrier; the issuance of purchase orders for ticket stock, baggage tags, boarding passes and ticket jackets; the opening of an office in Fort Lauderdale; the issuance of a letter of intent to acquire a 49% interest in Tropical Air International of St. Kitts and Nevus; an agreement to acquire a 45% interest in Northeast Bolivian Airways Ltd. to open flight service to South America; and an agreement to acquire nine DC 9-32's from Mojave Jet as needed under a financing facility agreement arranged by Cherokee Transportation Group. At September 30, 2003, the Company has been unable to conduct its initial flight operations due to its inability to raise the necessary capital to fund the various agreements required of its start-up. The Company is unlikely to pursue a formal agreement with Tropical Air International due to licensing and non-disclosed liabilities which have subsequently become known. The Company has been unable to close its acquisition of the 45% interest in Northeast Bolivian Airways, Ltd. due to lack of capital. As of September 30, 2003, the Company no longer plans to pursue acquisition of an interest in Northeast Bolivian Airways, Ltd. The inability to bring closure to the Northeast Bolivian opportunity may result in Northeast pursuing other suitors. The DC-9 acquisition agreement remains available but the Company does not have the ability to acquire or the need for the aircraft until it has obtained the necessary capital to commence operations.

On July 14, 2003, The Company announced that it had moved its first plane (L-1011-50) to Bolivia for inspection. The agreement to move the plane was subject to a purchase or lease purchase arrangement with Tri-Star Capital, Ltd. and the expectation of the acquisition of a 45% interest in Northeast Bolivian Airways, Ltd. The Company agreed to absorb the cost of moving the plane from future cash flows and requested that Tri-Star create a promissory note or debt instrument evidencing this agreement. Tri-Star did not comply with the needed documentation. One of the principals of Tri-Star was also a principal in Northeast Bolivian. The purchase agreement or lease purchase agreements were not able to be finalized to the mutual satisfaction of the parties.

On August 11, 2003, The Company announced that it has entered into several agreements with Fina Air. Among the agreements are: a joint venture agreement , an agreement to provide various technical and administrative support as well as financial considerations, and an agreement to provide, at a future date, two (2) SAAB 340's. Fina Air is an independent charter airline operator that is 100% owned by one of the original founding members of Viva Air, Inc. of Puerto Rico. As of September 30, 2003, the Company has provided, to Fina, certain technical support (including manuals) as well as management consultations. However, there have been no flight services or operations that would be a part of any substantive agreements between the two (2) companies. Due to the delay in the start up of Viva Operations, Fina has been building its business operation independent of Viva. Accordingly, there may be very little opportunity for Viva, upon commencement of operations, to work with Fina as it once intended. However, the two companies may have other mutually beneficial opportunities to work together once Viva begins its flight operations.

On September 2, 2003, The Company announced that it had appointed Stuart Carnie as its President and Chief Executive Officer. Mr. Carnie has held significant executive positions within the airline and related industries during the past decade.

On September 3, 2003, The Company announced a joint venture agreement with Pride Airline Network of Humble, Texas. Under this agreement, Pride is to provide Viva the use of 2 Boeing 767-200 ER's. As of September 30, 2003 this agreement remains in effect. Pursuant to this agreement, Viva would operate certain routes for Pride. Originally, Pride expected that their needs would require an operational start up during month of October. However, the needs, of Pride, apparently changed and as of September 30, 2003 have not been re-determined. This contract remains in effect.

On September 4, 2003, The Company announced that it had reached agreement with Mach Aero International on the acquisition and financing of an L-1011-50 and on 2 727-100 Freighters. This agreement remains in effect.

On September 8, 2003, The Company announced that Fina Air has obtained its FAA 135 certificate. Please refer to management comments on news announcement of August 11, 2003 as per above.

On September 10, 2003, The Company announced that has reached an agreement with Air Transport Group, LLC to lease two (2) DC-9-15 for a three year period.. This agreement remains in effect. In other news, The Company announced that Oscar Hasan has been appointed as President of Dominican Operations. Mr. Hasan will retain his positions as Vice President of Sales and Marketing with Viva International, Inc.

On September 12, 2003, The Company announced the formation of an air services division and the appointment of Arnold Lenora as the division's interim President. At September 30, 2003, the formation of the air services division is in process and Mr. Lenora has not yet assumed his position.

On September 23 and 24, 2003, The Company announced that it has issued a letter of commitment to acquire a 49% interest in Royal Aruban Airlines and that it would do so via its subsidiary Hardyston Distributors, Inc. The Company also announced a plan under which Hardyston would be spun-off and that would reward Viva shareholders with 1 share of Hardyston for each 3 shares of Viva International, Inc. owned. The necessary agreements to complete the acquisition were finalized on November 6, 2003.

Sources of Liquidity

At September 30, 2003, the Company had no cash. Since inception the Company has accumulated a deficit of approximately $12,612,817.

Viva International, Inc. has previously estimated that it will require a minimum of $3,000,000 of working capital to complete Viva Airlines, Inc.'s transition from a development stage company to full operation. However, Company management has scaled back its business plan to a level that that will enable it to begin providing air services so long as it is able to raise a minimum of $500,000.

Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to Viva Airlines, Inc. Viva International, Inc. will only be able to provide the needed capital by raising additional funds. As a result of the scaling back as discussed in the above paragraph, the Company believes that it will have very little problem with raising the minimum levels of financing required.

However, an inability to raise funds or a continued lack of funds could result in the failure to complete needed acquisitions of certain aviation assets or payment of certain related expenses that would delay or prevent the commencement of the operation of Viva Airlines, Inc.

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

                             VIVA INTERNATIONAL, INC.

Date:  November 19, 2003     By:  /s/   Stuart Carnie
                             Stuart Carnie
                             President




================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2003.

                             VIVA INTERNATIONAL, INC.

Date:  November 19, 2003     By:  /s/   Stuart Carnie
                             --------------------------
                             Stuart Carnie
                             President