Form 10KSB
period 2003-12-31
VIVA INTERNATIONAL INC
filed 2004-05-11
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

                       -----------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

                            Commission File #0-30440

                            VIVA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   22-3537927
                      (IRS Employer Identification Number)

           954 Business Park Drive, Suite #2, Traverse City, MI    49686
               (Address of principal executive offices)          (Zip Code)

                                 (231) 946-4343
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $0

Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of April 28, 2003, was: $509,188 (based on a stock price of $.09).

Number of shares of the registrant's common stock outstanding as of April 28,2004 is: 5,965,144

Transfer Agent as of May 11, 2004:

                          Interstate Transfer Company
                          874 E. 5900 South, Suite 101
                          Salt Lake City, Utah 84107

                            VIVA INTERNTAIONAL, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                      INDEX

PART I
------

Item 1              Description of Business

Item 2              Description of Properties

Item 3              Legal Proceedings

Item 4              Submission of Matters to a Vote of
                    Security Holders

PART II
-------

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters

Item 6              Management's Discussion and Analysis
                    Or Plan of Operation

Item 7              Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A             Controls and Procedures

PART III
--------

Item 9              Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a) Of the Exchange Act

Item 10             Executive Compensation

Item 11             Security Ownership of Certain Beneficial
                    Owners and Management

Item 12             Certain Relationships and Related
                    Transactions

Item 13             Exhibits and Reports on Form 8-K

Item 14             Principal Accountant Fees and Services

Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                    Business

On January 15, 2003, we completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc. In accordance with such agreement, we issued 307,500 of our shares of common stock to the shareholders of Viva Airlines, Inc. After the transaction was completed, the aggregate number of our shares held by the following Viva Airlines shareholders represented more than 50% of our issued and outstanding common stock: Old Mission Assessment Corporation, Robert J. Scott, Joan Jolitz, Enterprises D and D, Lazaro Canto and Bash, LLC. In addition, all of our officers and directors resigned and Robert J. Scott became our sole officer and director. The Company's name was changed during 2003 from the Auxer Group, Inc. to Viva International, Inc.

The stock exchange agreement and plan of reorganization also required that our only active subsidiary, Harvey Westbury Corp., be spun off. Our former officer and director, Eugene Chiaramonte, Jr., obtained control of Harvey Westbury Corp. through conversion of debt owed to him by Harvey Westbury Corp. which has remained a private company since the spin-off.

As of today, our other wholly owned subsidiaries are inactive or in the process of being dissolved.

On January 17, 2003, Viva Airlines appointed Juan Carlos Hernandez as its Vice president and Chief Operating Officer for Dominican Republic operations. As of April 15, 2003, Mr. Hernandez has opted not to accept his appointment.

On January 21, 2003, Viva Airlines commenced acquisition negotiations with Kick Communications of New York, an international provider of long distance telephone services. As of today, Viva has discontinued its discussions with Kick Communications and does not intend to enter into any agreements with Kick Communications.

On January 22, 2003, we issued a letter of intent to purchase 3 Boeing 727-200 aircraft from Airframe Consultants, Inc. The equipment covered by the letter of intent is no longer available for purchase.

On February 19, 2003, Viva Dominicana, Inc., S.A., was formed and signed an agreement to acquire Aerocontinente Dominicana, S.A. Viva Dominicana, Inc. S.A. is controlled 49% by Viva International, Inc. through individual nominees who are also officers and/or directors of the Company. The agreement providing for the acquisition could not be completed by the parties and was accordingly, vacated.

On February 20, 2003, we entered into negotiations with Mojave jet to purchase 2 Boeing 737-200 aircraft. To date, we have not completed any type of equipment acquisition with Mojave Jet. However, we do have deposits on file with Mojave to complete future acquisitions. The deposits were funded via the issuance of 15,000,000 shares of preferred stock convertible to common at 10 for 1. In December of 2003, by action of the Company's Board of Directors the preferred shares on deposit were reduced from 15,000,000 to 2,500,000.

On March 10, 2003, we announced our intention to acquire a 49% interest in Queen Air, Aeronaves Queen, S.A. The acquisition of Queen Air could not be completed due to the Company's inability to satisfy certain performance requirements as demanded by the seller and the agreement was set aside by the parties in January of 2004.

On March 19, 2003, The Company announced it was considering exiting the Depository Trust and Clearing (DTC) system and moving to "custody trading" only. As of today, the Company has not requested that it be removed from the DTC system.

On March 20, 2003, The Company announced that its wholly owned subsidiary, Viva Airlines, Inc. has agreed to purchase its fuel requirements and supplies from World Fuel Services. As of today, Viva Airlines, Inc. has not activated this agreement. This vendor agreement is not binding on the Company and it is possible that the Company will do business with other providers when it commences operations.

On March 27, 2003, we announced the following executive appointments:
Rudy Dominquez as Viva Airline's President and Chief Operating Officer, and Oscar Hasan as Viva's Vice President of Sales and Marketing. Mr. Dominguez also serves Viva International, Inc. as the Company's Chief Operating Officer (COO). Mr. Hasan also serves Viva Air Dominicana, S.A. as that Company's President.

On April 14, 2003, we signed a letter of intent with Tristar Capital LLC to purchase one Lockheed wide-body passenger aircraft. The Company was unable to satisfy certain economic criteria to convert the letter of intent into a purchase arrangement. Subsequently, the aircraft was relocated to Bolivia under a verbal agreement with Tristar that provided for a future payment to reimburse the costs of moving the equipment. The documentation evidencing this agreement was never completed and the aircraft was found to contain material defects rendering it unusable to Viva or capable of passing inspections that were to be conducted by the Bolivian Aeronautical Authority.

On April 21, 2003, the Company announced that it entered into a passenger service connector agreement with Fina Air of Puerto Rico and had issued a letter of intent to purchase two (2) DC-9-32 aircraft. As of today, Viva has been unable to commence operations and accordingly, Fina Air has cancelled its agreement with Viva. Further, the letter of intent for aircraft that were to be used in Fina has not been exercised and accordingly, a completed transaction did not result.

On April 29, 2003, The Company announced that Ronald S. Greene has been appointed as Chief Pilot for its Viva Airlines, Inc. subsidiary. Mr. Greene is currently active in the Company on a part-time basis. For approximately 3 months from a point near the end of 2003 through mid-March of 2004, Mr. Greene was actively piloting for other air carriers.

On May 1, 2003, The Company announced that Eric F. Paillet was appointed as Executive Vice President of its Via Airlines, Inc. subsidiary. Mr. Paillet never assumed official duties and his appointement was rescinded.

On May 22, 2003, The Company announced that its subsidiary, Viva Airlines, Inc. through Queen Air, Aeronaves Queen S.A. has obtained presidential approval on its airline operational authority certificate. Subsequent to the announcement, the Queen Air agreement was mutually rescinded. As of today, the Company through Viva Air Dominicana, S.A. is pursuing its airline operational authority certificate.

On June 3, 2003, The Company announced that Oscar Hasan had appointed a 5 member outside advisory committee of New York City area travel associations to assist in strategic market planning for the Caribbean, Central and South America. Recommendations to commence services from New York to Santo Domingo starting in July of 2003 were unable to be implemented. Subsequently, the Company has restructured its primary targeted markets for initial services and accordingly, New York is not currently a market the Company plans to develop on its own.

Further, the Company announced that it would begin providing airline passenger and cargo services from Punta Cana, Dominican Republic to Caracas, Venezuala and to Sao Paulo, Brazil on July 15, 2003 under a code share agreement with a Brazilian air carrier. The Brazilian air carrier withdrew its code share agreement prior to the expected start of the agreement.

The Company also announced that it opened an office in the Jet Center of Fort Lauderdale, Florida for use as an operational and administrative center. As of today, The Company continues to maintain an office at the Jet Center but is in the process of reducing the size of the office space utilized as well as the financial commitment and intends to maintain an office that will house the Company's legal department and other administrative functions.

Also on June 3, 2003, The Company announced the issuance of a letter of intent to acquire a 49% interest in Tropical Air International of St. Kitts and Nevis. Subsequent investigations resulted in discovery that Tropical Air did not contain appropriate current licensing and the Company withdrew its interest in Tropical.

The Company also announced that it had reached an agreement to acquire a 45% interest in Northeast Bolivian Airways, Ltd. The agreement provided for the development of a 129 Category I certificate with plans to open up flight service to South America. The Company was unable to provide necessary expenses or funding to Northeast Bolivian and accordingly, Northeast Bolivian terminated the agreement.

Finally, the Company announced that it has agreed to acquire nine (9) DC-9-32's as needed from Mojave Jet under a financing facility arrangement provided by Cherokee Transportation Group. Due to the Company's inability to complete other agreements and/or airline acquisitions and/or joint venture arrangements, none of the nine (9) DC-9-32's have been acquired. It is doubtful that any of the aircraft remain available to acquire.

On July 2, 2003, The Company announced that its name had officially been changed to Viva International, Inc. and that it has commenced trading on the OTC Bulletin Board system under the symbol: VIVI. Further, the assigning of the symbol coincided with the Company's implementation of a one (1) for 800 reverse split. The Company also announced the retention of Martin E. Janis & Company to carry out An extensive public awareness program. As of today, the Janis firm is no longer engaged due to the Company's inability to make proper payment for services as rendered. There is approximately $12,000 of liability to the Janis firm on the Company's books.

On July 14, 2003, The Company announced that an L-1011-50 aircraft subject to a financial agreement with Tri-Star Capital, Ltd. was moved from Tucson, Arizona to Cochabamba, Bolivia on July 13, 2003 for airworthiness testing. Subsequently, the aircraft was discovered to have material defects and the agreements pursuant to the cost of moving the aircraft and performance thereof were disputed. No resolution was reached. The aircraft was to have been utilized in connection with the Company's agreements with Northeast Bolivian. The Northeast Bolivan agreement was abandoned due to the Company's inability to provide the underlying financial assistance necessary to support the agreement.

On August 11, 2003, The Company announced that it had entered into several agreements with Fina Air of Puerto Rico. Among the agreements is a joint venture agreement that provided for Fina to operate various flight routes that will be a part of the Viva Dominicana schedule. Viva was also to provide various technical and administrative support as well as to place two (2) aircraft (SAAB 340's) with Fina. The Company did provide various technical and administrative support to Fina for which we were not compensated. In addition, the Company arranged for some financial support for Fina as provided by a third party. However, due to the delays in Viva commencing operations and the subsequent inability of Viva to provide working capital, deposits and finalize the acquisition of the SAAB aircraft, Fina terminated all of the agreements and understandings then existing.

On September 2, 2003, The Company announced the appointment of Stuart Carnie as President and Chief Executive Officer. Mr. Carnie had recently served as Vice President of Sales for Mach Aero International Corp. of Tulsa, Oklahoma. In February of 2004, Mr. Carnie resigned his positions to pursue other opportunities. Company Chairman, Robert Scott, has assumed the roles of President and Chief Executive Officer.

On September 3, 2003, The Company announced that it has negotiated a joint venture agreement with Pride Airline Network of Humble, Texas. Under the agreement, Viva would provide infrastructure for landing rights, fly over rights, reservations, ticketing and ground handling. The joint venture agreement has not been activated and there are no assurances that it will be.

On September 4, 2003, The Company announced that it had reached agreement on a 3 aircraft acquisition and financing package with Mach Aero International. The Company has been unable to raise the funds necessary for a deposit or down payment on the aircraft. As of today, the agreement remains available to complete.

On September 8, 2003, The Company announced that its air partner, Fina Air, Inc. has obtained its FAA 135 certificate. Subsequently, Fina has terminated its agreements and its association with Viva.

On September 10, 2003, The Company announced that it had reached an agreement on behalf of Viva Air Dominicana to lease two (2) DC-9-15 from Air Transport Group LLC and Centec Aviation, Inc. for a 3 year period. The Company further announced that Oscar Hasan has been appointed President of Viva Air Dominicana. As of today, the Company was unable to raise the amounts necessary for deposits on the DC-9-15 lease. Mr. Hasan continues to be the President of Viva Air Dominicana.

On September 12, 2003, The Company announced that it had formed an air services division and that Arnold Leonora has accepted appointment as the division's President. As of today, the air services division has not transacted business and accordingly, Mr. Leonora has not provided any services to the Company. The willingness of Mr. Leonora to accept appointment at a future date is unlikely.

On September 23 & 24, 2003, The Company announced that it had issued a letter of commitment to acquire a 49% interest in Royal Aruban Airlines through its Hardyston Distributors, Inc. subsidiary. The Company further announced that it intended to spin-off Hardyston Distributors, Inc. under a plan that would reward its shareholders of record as of October 15, 2003 with 1 share of Hardyston for every 3 shares owned in Viva. Subsequently, the Company finalized an agreement with Royal Aruban Airlines. Additionally, an involuntary bankruptcy petition was filed against Royal Aruban Airlines by two former employees and one creditor. This forced Viva to submit plans for reorganization and debt settlement to Royal Aruban and its attorneys. Royal Aruban and its attorneys demanded cash and/or other consideration as a prerequisite to presenting the Viva plan to the Aruban court. Viva refused the Royal Aruban demand and accordingly, submitted its own plan to the Aruban Courts. To the best of our knowledge, the Aruban Courts approved a Moratorium for Royal Aruban from its creditors. Further, Royal Aruban has not started operations. Viva believes the original agreement between the Company and Royal Aruban has been set aside and that it would have to renegotiate a new contract should it desire a working relationship with Royal Aruban. At of today, this is not likely. Also, the spin-off of Hardyston Distributors, Inc. is being delayed to a future date when a business interest or economic benefit to its shareholders can occur.

On October 15, 2003, The Company announced that ticket sales for flights from Ft. Lauderdale, FL. to Aruba will begin on October 27, 2003 and air services will begin on December 1, 2003. Due to the Royal Aruban court proceedings seeking protection from its creditors and further due to Viva's inability to raise sufficient amounts of capital to overcome the Royal Aruban credit related problems ticket sales and subsequent air service was not able to commence.

On October 23, 2003, The Company had announced that it had completed negotiations and entered into a letter of intent with Turaser of Brazil to provide flights twice a week from Punta Cana, Dominican Republic to Sao Paulo, Brazil beginning December 1, 2003. The contract has been deferred to a future date and will become activated upon the Company, through Viva Air Dominicana, S.A., being able to prove its ability to provide the services specified in the contract. As of today, the Company has been unable to prove its ability due to its lack of capital and inability to raise the funds necessary to place deposits on lease contracts and pay for the costs of deploying the aircraft.

On November 6, 2003, The Company announced that it had completed its agreements with Royal Aruban Airlines on behalf of its Hardyston Distributors, Inc. subsidiary to acquire a 49% interest in Royal Aruban. See the update provided in connection with the announcements of September 23 & 24, 2003 above.

On November 19, 2003, The Company announced that the Royal Aruban Airlines (RAA) director of maintenance has accepted the first aircraft to be put into regional service for RAA. The DC-9 aircraft at Coopesa Maintenance in San Jose, Costa Rica although accepted was not ferried to Aruba due to the Company's inability to place a satisfactory lease deposit on the aircraft and other disputes with officials of Royal Aruban.

On November 19, 2003, The Company announced that E. Thomas Septembre had accepted appointment as in-house counsel. Mr. Septembre continues to serve in his appointed capacity and currently operates out of our offices in Fort Lauderdale, Florida.

On December 8, 2003, The Company announced the retirement of 12 1/2 million shares of its convertible preferred shares representing 125 million fully diluted common shares.

The following is the business plan for Viva Airlines, Inc., our only active subsidiary:

On September 17, 2002, Viva Airlines, Inc., was incorporated as a Puerto Rico Corporation. Its principal office is located in Traverse City, Michigan. The founders of Viva have extensive experience in consumer aviation.

The intent of Viva is to introduce a new consumer airline being organized to take advantage of a specific gap in the Caribbean air travel market and the Caribbean to the United States air travel market. Presently, there is a gap that exists in low cost service out of Puerto Rico and the Dominican Republic to the United States and other Caribbean destinations. The gap in the availability of low cost service in and out of these hubs coupled with the local demand for passenger travel on selected routes from the Caribbean indicates that a new airline is needed for current air travel business from those hubs. Viva intends to develop its Caribbean market as well as those of certain Central and South American countries prior to entering the U.S. market which includes Puerto Rico.

Viva's research and projections indicate that air travel to and from the Caribbean hubs in San Juan, Puerto Rico and the Dominican Republic is sufficient to establish a new carrier utilizing six to eight aircraft and operating selected routes. The Viva plan has the potential for a more rapid ramp-up due to the nature of the routes, the demand for travel currently in the targeted markets to be served.

On February 19, 2003, Viva Air Dominicana, S.A., a Dominican Republic corporation was formed. The corporation is owned 24 1/2 percent each by Robert Scott and Oscar Hasan and 51% by citizens of the Dominican Republic. Mrrs. Scott and Hasan have assigned their respective interests to Viva International, Inc.

Due to failed acquisition agreements for a minority interest in Aerocontinente Dominicana and Queen Air, Aeronaves Queen S.A., Viva has concentrated its efforts on obtaining its airline operating ability through Viva Air Dominicana S.A. Viva Air Dominicana S.A. has complied with all requirements to obtain such Operating ability including the filing of various aviation and flight manuals as requested by the Dominican Aviation Authority. At this date, Viva Air Dominican S.A. expects to receive its charter license certificate within 30 days and expects to receive its airline operating certificate 6 to 8 weeks thereafter.

In the first years of formative operations of Viva Air Dominicana S.A. we estimate that we will experience negative cash flow until revenue increases from establishing air service routes and becoming operational. The negative cash flow is due to the organizational and regulatory obligations of a new air carrier. Additional capital is needed to pay the expenses of this phase of the business.

Viva has the following objectives:

1.   To obtain required D.O.T. and F.A.A. certifications.

2.   To commence revenue service on or before July 1, 2004.

3. To raise sufficient "bridge" capital in a timely fashion to financially enable these objectives.

4. To commence operations with two aircraft in month one, four aircraft by the end of month three, and six to eight aircraft by the end of month six. Due to previously failed performance on various letters of intent, purchase agreements or lease arrangements, the Company is unwilling to commit to a specific aircraft configuration at this time. Suitable aircraft are currently available in abundance.

Viva Airlines' mission is to provide safe, efficient, low-cost consumer air travel service. We have safety as our highest priority, will strive to operate timely flights and provide friendly and courteous "no frills" service.

Viva believes that the keys to success are:

o    Obtaining the required governmental approvals.

o    Securing financing.

o    Experienced management and crews.

o Marketing; solving channel problems and barriers to entry; using effective major advertising and promotion budgets; developing relationships with tour brokers and operators as well large hoteliers and time share ownership groups with market presence in the Caribbean. Market penetration and share is anticipated despite existing competition.

o    Product quality. Always with safety foremost.

o Services delivered on time, capital and costs diligently managed and controlled, marketing budgets defined and managed for results.

o Rapid growth will be avoided in order to keep maintenance Standards both strict and measurable.

o Cost control. The over-all cost per ASM (available seat mile) is pegged at 15 cents or less in 2004 dollars.

During its second year of operations, Viva intends to add flights to the most demanded and popular routes in current operation. This will serve to make its schedule the most convenient to these destinations. The expected concentration on route development and expansion is currently planned for high passenger demand existing in Central and South American countries as well as within the Caribbean itself. The Company has no current plans to provide service into the United States. However, should its market studies indicate substantial unsatisfied demand exists with regard to certain United State destinations future plans will be adjusted to take advantage of the US market.

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

Consumer surveys still indicate that the air travel customer's preference is for "low fares." However, he or she is not willing to compromise on issues of safety or on-time performance. We believe that customers will, however, settle for lower levels of in-flight service in order to reduce the cost of travel.

Viva intends to provides the type of service today's air travel passenger demands.

Competitive Comparison

The primary competitors in our intended market are American Airlines and Continental Airlines, which account for 80% of the air travel volume in the Caribbean market. This is as high a single market dominance that exists in any United States market. Also, this results in the highest fares in the nation for travel in-and-out of the Caribbean.

Viva feels that it can obtain a significant portion of this business. Our costs per available seat mile are expected to be lower than either American or Continental.

It has been widely reported that American Airlines has significant financial difficulties. In the Company's opinion, this identifies an opportunity for a "hub-based" carrier in the Caribbean market.

Operation of a number of similar of aircraft should yield significant cost, maintenance, and training expense reductions.

Viva's aircraft should operate out of its hubs with high utilization based on price advantage. Viva expects to have an over-all competitive advantage since we don't have aircraft or operations outside of our limited focus. Other airlines must maintain "system-wide" load factors and utilization, while Viva plans to operate profitably within its "niche" market. This should serve as a barrier to entry from other competitors once Viva is entrenched in this market. We believe it to be unlikely that larger airlines will be able to compete with Viva's lower fares nor will they probably have the desire as they focus on more profitable "long-haul" routes with larger airplanes.

Viva plans to achieve its target cost of $0.15 cents or less per available seat mile by a combination of cost saving measures. Savings are planned in the areas of labor costs and from operational economies. Viva intends to utilize its flight crews significantly more than our competition. Flight crew utilization should be 60% above industry average. Both pilots and flight attendants will be deployed an average of 85 hours per month versus an industry average of 50-60 hours per month. Viva plans to realize additional savings in the insurance and benefits areas by virtue of having fewer crew members.

Efficiently operating the meal service in-flight may save approximately $3.00 per seat per flight. It is Viva's goal to utilize its fleet an average of 11 hours per day, 7 days per week.

Our state-of-the-art reservations system should save time, allow us to employ fewer reservation employees, and save training costs for new reservation personnel.

Fulfillment

Aircraft are expected to be obtained on an ACMI (aircraft, crew, maintenance & insurance) or "dry lease" basis (without fuel) from selected aircraft owners/brokers at rates favorable to the overall airline operation and possibly at rates below industry standards.

Generally, first and last month's lease payments are required in advance on a a five-year term operating lease. Lease payments made on an operating lease are expensed as paid and no end of lease buy-out is typically offered. Terms of lease renewal are usually negotiable. There may or may not be an additional deposit required by the lessor as a maintenance reserve. Viva management feels that this will not be a requirement but is prepared to make such a deposit if it becomes required to obtain necessary aircraft for operations.

Outsourcing of services are planned as follows:

Maintenance:

All regular "A" and "B" maintenance will be performed by Falcon Air Express personnel at their own facilities in Miami Florida. Alternatively, the Company is exploring the creation of its own maintenance facility convenient to its hub operation at Santo Domingo, Dominican Republic. Company management is prepared to outsource regular and routine maintenance but is excited at the prospect of creating new job opportunities for skilled aviation repair technicians in the Dominican Republic. Periodic "C" and "D" overhauls and major maintenance will be outsourced. Costs are budgeted at $452 per flight hour for maintenance reserves and $500 per flight hour for line maintenance and parts. It is common for many carriers in the aviation industry (including some large carriers) to "sub-out" "C" and "D" scheduled maintenance. Thus, it is not viewed as a competitive or regulatory disadvantage to Viva to do likewise.

Ground Handling:

Airplane parking services, baggage loading and unloading, and baggage and freight handling services will be outsourced at all airports other than the Caribbean hubs where these services are planned to be performed by Viva personnel.

Food Service:

All condiments and beverages served on Viva flights are planned to be purchased from in-flight food service providers.

Technology

All equipment and systems that will be utilized by Viva have been carefully and diligently evaluated. Management feels that it is an advantage to be starting an airline today versus using many of the systems that burden even the largest domestic carriers with extra cost due to outmoded technology. The technological advantages to management's choices are outlined below:

Airplane advantages:

Management has significant prior experience and is well acquainted with all facets of operation of the airplanes it will choose to operate its flight services.

Reservation advantages:

The dominate reservations systems in the airline industry today, "Sabre" and "Apollo," are outmoded and obsolete. The major carriers are slow to change because of the huge capital requirement to "roll over" their entire reservations system at one time. Therefore, they keep using the old and outdated systems.

The reservations system that Viva will use has three main advantages that contribute to cost savings: 1) Speed, 2) Learning Curve, and 3) Integration. Since today's PC's operate much faster than earlier versions, Viva's reservation employees will be able to complete a typical reservation procedure up to 75% faster than industry averages. Most reservations will be completed in two minutes or less (as opposed to the frequent 8 to 10 minutes that almost everyone has experienced from time to time). The system simply searches and retrieves data faster. The result is not only higher levels of customer satisfaction but also substantial savings in communications cost to Viva.

Training costs are also reduced. There is high turnover among airline reservation employees. "Sabre" and "Apollo" take two weeks to learn. Viva's system will enable a basic computer literate employee to learn the system in a fraction of time needed by "Sabre" and "Apollo".

Viva's system also integrates with other management information systems used by Viva. It is designed to operate in a "ticketless" environment, something the other systems have difficulty accomplishing.

Operational advantages:

Over-all operations should be seamless from area-to-area of Viva's management information systems as a whole. Most systems utilized by the major carriers today were put in place more than 20 years ago. Thus, there is a constant need for each operational area to "talk" or "re-transmit" essential data. Not only should Viva's information systems operate "seamlessly" but they will also enhance the ability to conform to all FAA compliance requirements. A significant compliance issue facing carriers today is "record keeping." It is not enough to comply, but one must be able to prove compliance as well as have full and clearly defined and documented internal accountability.

Future Services

Viva's service will be coach and business class with all aircraft configured based upon the specific customer wants, needs and demands.

Reservations will be handled predominately by Viva's own reservation system (even though Viva has budgeted travel agent commissions as 10% of sales). Paid service will be for alcoholic beverages only. Meals will be served on long-haul flights, and Viva has budgeted a meal allowance of $7.50 per meal.

Market Segmentation

The airline industry is dominated by the major carriers. It is an industry characterized by merger, acquisition, and consolidation. Like so many other industries it has quickly evolved into an industry that has room only for major players and smaller "specialty" or "niche" participants. There are two specialty segments that have been exploited by new entrants. One is the "price" niche and the other is the "route" niche. One focuses on charging less, the other on providing either the only service between two given points (the "commuter" or feeder" concept) or else superior or more convenient or less costly service between two heavily traveled destinations.

In today's marketplace the "price" positioning, in and of itself, is no longer a sufficient concept on which to build an airline. Since de-regulation the flying public has been inundated with low fares. Low fares have become an expectation, not a promise. Thus, the true market segment opportunities today have become a combination of service mix, price, and route selection. The more critical decision has become one of deciding on service mix and price in conjunction with length of route. The specialty carrier is now relegated to either "short-haul" or "long-haul" concentration. There is room in the marketplace for a long-haul carrier who efficiently serves limited routes with only the equipment designed to serve those routes and, conversely, there is room for a short-haul carrier to take advantage of similar economies available with new technology and the proper equipment. Viva feels that the likelihood of competition from major carriers is less likely in the Caribbean segment.

This enables consolidation of services and economies of down-sized scale. At the same time, the revenues available from short hauls are comparatively higher than long hauls on a per-passenger-mile basis.

Thus Viva is targeting the short-haul, dual hub, discount fare Caribbean market. This is a new segment defined by the demands of today's traveler.

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

Business Participants

The major air carriers in the U.S. are not the focus of Viva's business plan. They are not viewed as competition to a single hub, short-haul, low cost entrant. Our business model is patterned after the successes of Southwest Airlines, U. S. Air & Jet Blue.

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

Available technology has now afforded the opportunity both to sell one's own tickets and to eliminate the physical ticket altogether. The critical element for both strategies to be successful for an airline is simply to create the demand for travel on one's airline. If the airline makes it desirable for the consumer to want to fly it then it is just as easy to order tickets directly from the airline as it is from any other source. Viva intends to have its own reservations agents available via an 800 number (the service is expected to be available 24 hours from an available pool of agents). In addition, we will have an Internet site where schedules are available and customers can book their own reservations and buy tickets via credit card.

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

Competition and Buying Patterns

The most critical factor for Viva or any new airline to overcome is the issue of brand awareness and name recognition. Customers prefer to fly with carriers they know and trust. There is little doubt that Viva will need to spend heavily and frequently to advertise and promote its product. The amounts budgeted in our business plan represent management's best estimate. One advantage we believe we possess is that local media can be utilized which is more cost effective on a per-impression basis. It can also be highly targeted. It has been proven in the past that market share can be achieved for a new airline.

Critical in today's environment is safety. Consumers will switch for lower costs, but not at the expense of a perception of a safety risk, or not at the expense of expected on-time performance. Viva intends to emphasize these two main themes.

In the Caribbean market, Viva expects to appeal to a mix of business oriented travelers and personal travelers. One issue is whether or not "frequent flier miles" are needed to compete and sell tickets. Management feels they are not. Industry estimates show that as many as 10% of occupied seats on domestic flights are currently "no revenue" as a result of redemption of premiums earned. It is also very expensive for an airline to administer its frequent flyer program. Viva feels that our cost advantage in our market will outweigh the lack of "incentive" rewards. It expects that casual and personal travelers don't fly often enough for "points" to be significant. At the same time, Viva will initiate a concerted sales effort directly to all major corporations in our markets.

Main Competitors

In the past, a major competitor in our market was US Air. At one time Eastern Airlines and Piedmont dominated the market. Eastern Airlines went out of business and Piedmont was acquired by US Air. US Air was highly vulnerable because of its high operating costs. Their ASM short-haul cost is currently the highest in the United States.

US Air's problems can be traced to two main factors. The first is the fact that their growth strategy was by acquisition. The consolidation of these carriers did not produce the operational cost advantages that were anticipated. Secondly, and most important, has been out-of-control labor costs. US Air's stronghold was in the Northeastern United States. The strongest labor unions are located in this part of the country and prior management was completely ineffective in obtaining concessions from these unions.

In spite of high costs, US Air had grown to become the nation's sixth largest air carrier. However, bankruptcy and recent press articles indicate an uncertain future.

Viva concludes that the Caribbean opportunity is likely to be free from imposing competition unless it comes from another start-up. If Viva is able to attack the market first with sufficient capitalization, it feels it will be discourage competition and expects that it will be able to build critical mass within two years.

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

Marketing Strategy

Marketing is planned to be targeted locally. The advantage of a local and highly identifiable market is that media selections can be limited in scope. There is no need for a national media program to launch Viva. The most effective media is expected to be outdoor billboards and radio.

Other media usage will be local spot TV on highly visible programs such as local news and sports and local radio. Newspapers and other print are not expected to be used.

Pricing Strategy

Due to its low cost operating structure Viva will be able to offer services for less than the competitive airfares to its selected destinations from Caribbean hubs. A sampling of projected round trip fares follows:


                    ROUTE                         ADVANCE
-----------------------------------------------------------------------

SDQ-HAV                                                          $779
-----------------------------------------------------------------------
SDQ-CUN                                                          $643
-----------------------------------------------------------------------
SDQ-GEO                                                          $359
-----------------------------------------------------------------------

Promotion Strategy

Promotion will be primarily outdoor advertising, radio and TV targeted at the business and leisure traveler.

In addition, Viva will employ a public relations firm for both consumer and financial purposes.

The combined amount budgeted for advertising, public relations, and reservations will be budgeted at less than 5% of sales. Thus, the first year expenditure in these categories is expected to be less than $1.8 million. Past experience has demonstrated that an expenditure of this magnitude is sufficient to launch airline service in a dual hub.

Distribution Strategy

In addition to other marketing programs outlined, Viva will also market via the World Wide Web. It will establish its own website with reservation, purchase, and payment capability.

Sales Strategy

In order to attract the business traveler without the use of frequent flyer miles, Viva will make direct sales contacts with the travel departments of area corporations and businesses. We expect our cost structure will be attractive to these businesses. We expect business travel to account for at least 25% of our over-all revenue.

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

Effective May 2, 1994, we began trading on the OTC Bulletin Board under the symbol AUXI. On April 18,1995, Auxer acquired all of the issued and outstanding shares of CT Industries, which became our wholly owned subsidiary and issued 5,000 shares of our common stock to shareholders of CT Industries. CT's assets included the distribution rights to an oil treatment formulation, called Formula 2000. At such time, Auxer moved its offices to Ridgewood, New Jersey. Auxer continued to develop the engine treatment and test market the product it acquired from CT Industries through infomercials and by sponsoring regional races.

In 1996, Auxer established Wayne, New Jersey as its principal place of business and acquired the issued and outstanding shares of two companies. On February 8, 1996, it acquired Universal Filtration Industries, Inc. a company that manufactured and delivered products for dry cleaners. Auxer issued 1,875 of its shares of common stock to Universal Filtration shareholders for all the outstanding shares of Universal Filtration. 625 of the 1,875 shares were issued and delivery was contingent upon meeting various performance objectives.

On March 24, 1999, our board of directors approved closing down Universal Filtrations operating account. Currently, Universal Filtration is dormant with no operating activity. Universal Filtration is no longer an active subsidiary. No products are currently being developed or marketed.

On October 25, 1996, Auxer acquired Harvey Westbury Corporation, Inc. a light manufacturer and wholesaler of aftermarket automotive products. Auxer issued 213 shares of its common stock to Harvey Westbury shareholders for all outstanding shares of Harvey Westbury Corp. Consideration value was based upon the market value of Auxer's securities at the time of the acquisition.

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

On April 22, 1999, the Auxer Group purchased automotive parts inventory from Ernest DeSaye, Jr., employed Mr. DeSaye and placed these assets in Hardyston Distributors, Inc., one of the Auxer Group's wholly owned subsidiaries. Hardyston was incorporated in New Jersey on April 22, 1999. The Auxer Group issued 1,046 shares of its common stock plus $15,000 cash for the purchase of the automotive parts inventory to Ernest DeSaye, Jr.

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

On September 21, 2000, the Auxer Group purchased the assets of Clifton Telecard Alliance, Inc., employed Mustafa Qattous and placed these assets in Clifton Telecard, Inc., one of the Auxer Group's wholly owned subsidiaries. Clifton Telecard, Inc. was incorporated in Delaware on August 7, 2000. The Auxer Group issued 2,500 shares of its common stock plus $500,000 in cash and $200,000 in promissory notes to the shareholders of Clifton Telecard Alliance, Inc.

On March 9, 2001 CT Industries, Inc.'s Board of Directors approved the expansion of its business focus to include telecommunications related business.

On May 16, 2001, The Auxer Group sold 100% of the stock of Clifton Telecard,
Inc.

On March 18, 2002, The Auxer Group dissolved its subsidiary Auxer Telecom, Inc., a Delaware corporation.

Neither Viva International, Inc. nor any of its subsidiaries has filed any petition for bankruptcy and is not aware of any actions related to bankruptcy. Furthermore, there are no known personnel of the Viva International, Inc. who currently have any petitions filed under the Bankruptcy Act or under any state insolvency laws.

Employees

The Viva International, Inc. and its subsidiaries have 8 employees. The Company has contractual obligations to 7 of the 8 employees.

ITEM 2. DESCRIPTION OF PROPERTY

We presently utilize approximately 500 square feet of office space located at 954 Business Park Drive, Suite #2, Traverse City, MI 49686. We do not pay any rent for this space. Our sole officer and director is the sole owner of a professional corporation that pays $500 per month for this space.

ITEM 3.  LEGAL PROCEEDINGS

(1) The Auxer Group, Auxer Telecom, Inc. and CT Industries, Inc. vs. Husni Hassan, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1120-02, filed on February 22, 2002. We are demanding a sum of $1,250,000 plus interest for default of promissory note, violation of stock purchase agreement and violation of employment contract. On April 12, 2002, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous filed a counterclaim for violation of stock purchase agreement. The parties have entered into settlement negotiations. The present proposal is for the parties to agree to mutual releases. In return for such consideration, plaintiffs agree to allow Mustafa Qattous' stock to be traded and sold.

(2) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer's bank account even though the responsible party was Auxer Telecom. Auxer's litigation counsel successfully separated the defendants in this case and the judgment is now only against Auxer Telecom Inc., Auxer's inactive subsidiary. Auxer does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved by proclamation on March 18, 2002.

(3) International Access dba Access International, Inc. v. CT Industries, Inc. -Los Angeles Superior Court, Central District - Case No. BC 282393, filed on September 30, 2002. International Access ("IA") claims that CT Industries, Inc., Auxer's subsidiary, entered into an agreement (Switch Port Lease and Service Agreement) with IA whereby IA would provide one year of telecommunications services to CT Industries. IA claims it provided the services and was not paid because checks from CT Industries were returned for insufficient funds. IA is requesting payment of $76,095.34 plus 10% interest per annum from March 13, 2002. Auxer does not intend to respond to this lawsuit and will allow a judgment to be entered against CT Industries, its inactive subsidiary.

(4) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was Auxer's landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer's former business address. It is suing Auxer for failure to pay base rent of $7,083.33 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer's lease. Mahure, LLC is requesting $58,465.49 attorney's fees, cost of suit and interest. The Company did not contest this matter and accordingly, as judgment has been entered against it for approximately $98,000.

(5) Colbie Pacific Capital - On April 24, 2002, Auxer entered into a Modification and Restructuring Agreement with Colbie Pacific Capital. The agreement required Auxer to make a $350,000 payment to Colbie by September 28, 2002. Auxer failed to make such payment and the sum of $450,000 plus accrued interest is now due to Colbie. On October 8, 2002, Auxer received a settlement offer from Colbie's attorney whereby Colbie agreed to allow the Company to sell certain assets and make the required payment. Viva is trying to sell such assets, specifically telecommunications switching equipment. However, the assets have limited value and application and the likelihood of sale appears to be unlikely. Accordingly, the Company hopes to negotiate a settlement for less than the recorded amount of the liability.

(6) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer's subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries did not appear at the hearing and contest this matter.

(7) Environmental Materials Corporation vs. Harvey Westbury Corp., The Auxer Group, Inc., Ronald Shaver, Ryan Shaver, et al. - On March 7, 2003 Environmental Filed an action in the Superior Court of New Jersey for Ocean County, Docket No. 717-03, demanding payment for sums allegedly due to it from companies under the control of Ronald and Ryan Shaver (the "Shavers") and Harvey and the Company. Subsequent discovery revealed that Harvey owed a maximum of about $5,500 to Environmental. Harvey and the Company have cross claimed against the Shavers and the Shavers have cross claimed against the Company seeking damages with respect to their employment contracts totaling several hundreds of thousands of dollars. Recent investigation has led to a motion brought by the Company seeking to amend its Cross Claims to included charges related to a failed attempt to take over the Company and a new third-party claim against former counsel to the Company, Richard Anslow, Esq. for assisting the Shavers in these efforts while still purporting to represent the Company. The Company believes it has meritorious defenses against the claims of the Shavers and intends to vigorously defend the action. Trial is presently scheduled for June 7, 2004.

(8) Paul R. Lydiate - Labor Claim in California against Auxer Telecom Inc. for $20,192. Auxer did not appear at the hearing on May 6, 2002. Auxer Telecom Inc. was dissolved on March 18, 2002.

Other than as stated above, we are not currently aware of any other pending, past or present litigation that would be considered to have a material effect. There are no known bankruptcy or receivership issues outstanding and we have no known securities law violations. Additionally, we have no known legal proceedings in which certain corporate insiders or affiliates of us are in a position that is adverse to us.

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

The reported high and low bid prices for our common stock are shown below for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2003 and 2002 shown below are quotations from the OTC BB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions but they have been adjusted for the Company's 1 for 800 split.


Period                HIGH BID             LOW BID
-------               --------             -------
2003

First Quarter           4.16                 3.44
Second Quarter          1.60                 1.25
Third Quarter           0.45                 0.35
Fourth Quarter          0.58                 0.35

2002

First Quarter           4.64                 3.36
Second Quarter         16.00                 5.68
Third Quarter           5.52                 2.08
Fourth Quarter         13.60                 4.08

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the Company's airline services, if commenced, fluctuations in pricing for airline services of the Company and similar services offered by competitors, as well as general conditions of the airlines' marketplace.

As of today, the Auxer Group is a holding company that consists of one subsidiary, Viva Airlines, Inc.

Results of Operations for the Three Months Ended December 31, 2003 and 2002.

Viva International, Inc. had sales of $0 for the quarter ended December 31, 2003 as compared to sales of $138,518 for the quarter ended December 31, 2002. The decrease is attributable to the spin off of Harvey Westbury, Inc. that was Viva's only operating subsidiary at the time of spin off and further, that Viva Airlines, Inc. has not yet completed its development to enable it to produce revenues.

Viva International, Inc. had net losses of $1,922,478 for the quarter ended December 31, 2003 as compared to net losses of $112,651 for the quarter ended December 31, 2002. The increase in net losses in the current year was primarily attributed to an adjustment for impairment of asset of $1,705,968 as compared to $299,159 for the prior year.

Viva International, Inc. had general administrative expenses of $264,698 for the quarter ended December 31, 2003 as compared to general administrative expenses of $21,567 for the quarter ended December 31, 2002. The increase in these expenses was attributed to the continued development of the Company's airline subsidiary, Viva Airlines, Inc.

Viva International, Inc. had interest expenses of $20,412 for the quarter ended December 31, 2003 as compared to $53,437 for the quarter ended December 31, 2002. The decrease in these expenses is attributable to a reduction of obligations subject to interest as a result of the conversion to common stock exercise provisions of existing agreements.

Results of Operations for the Twelve Months Ended December 31, 2003 and 2002

Viva International, Inc. had sales of $0 for the twelve-month period ended December 31, 2003 as compared to sales of $1,418,199 for the twelve-month period ended December 31, 2002. The decrease in sales is attributable to the spin-off of Harvey Westbury, Inc. that was the Company's only operating subsidiary and the continued development of Viva Airlines, Inc. that has not yet resulted in the commencement of operations.

Viva International, Inc. had net losses of $3,486,935 for the twelve-month period ended December 31, 2003 as compared to net losses of $1,151,489 for the twelve-month period ended December 31, 2002. The increase in net losses is primarily attributable to the spin-off of Harvey Westbury, Inc. that was the Company's only operating subsidiary and the continued development of Viva Airlines, Inc. that has not yet resulted in the commencement of operations combined with the recognition of an impairment of assets of $1,705,968.

Viva International, Inc. had general administrative expenses of $1,155,546 for the twelve-month period ended December 31, 2003 as compared to general administrative expenses of $859,761 for the twelve-month period ended December 31, 2002. The increase in these expenses is attributable to the Company's concentration of the development of its airline project through its subsidiary Viva Airlines, Inc.

Viva International, Inc. had interest expenses of $604,798 for the twelve-month period ended December 31, 2003 as compared to $156,801 for the twelve-month period ended December 31, 2002. The increase in these expenses is due to the pay off of obligations having conversion to common stock privileges at a discount to market thereby resulting in recognition of significant additional interest expenses as well as the Company's continued borrowings from shareholders to provide working capital during its development of the airline project through Viva Airlines, Inc.

Sources of Liquidity

Our principle source of funding the three-month period ending December 31, 2003 was from loans from shareholders that are being provided for working capital purposes during the development of the airline project through Viva Airlines, Inc., our wholly owned subsidiary. At December 31, 2003, Viva Airlines, Inc. is the Company's only active subsidiary and remains in a stage of development. At December 31, 2003, the Company had notes payable to shareholders of $593,698 and other notes payable of $535,543. We did not sell or issue any common stock to provide for services rendered, consulting requirements and operation or investment activities during the quarter ended December 31, 2003.

In comparison, for the quarter ended December 31, 2002, we paid for operations through substantial loan contributions by the President & CEO. The Company had notes payable to shareholders of $174,528, other notes payable of $608,925, and notes payable convertible debt of $346,841 as of December 31, 2002. The Company also had a loan outstanding against inventory of $23,882 under a security agreement with Quantum Corporate Funding Ltd. Guarantees for the repayment of the loans were provided. We did not sell or issue any common stock for services rendered, consulting requirements, and operation or investment activities during the quarter ended December 31, 2002.

Update and discussion of announcements made during 2002

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

On May 2, 2002, Auxer announced it has entered into an agreement with certain debenture holders to settle its convertible debentures for $1 Million. Under the terms of the agreement, 115,000 shares of common stock which were registered under Form SB2 were issued and placed in escrow and a lock up arrangement. Upon the debenture holders receiving the settlement payment, through a third party,the registration and debenture agreements are to be retired. As of the three month period ended September 30, 2002, the debenture holders have not received adequate funds from the third party to retire their debenture. Furthermore, the agreement has been terminated for lack of funding and is now in negotiations for future settlement.

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

On June 20, 2002, Auxer announced sales for products sold by its automotive group increased compared to last year for the three month period ended March 31, 2002 and March 31, 2001, respectively. Sales in the forth quarter ended December 31, 2002 has decreased compared to sales in the fourth quarter ended December 31,2001. These results are primarily a result of the operating subsidiaries inability to purchase adequate inventory to grow and/or maintain sales of the telecommunications and automotive products.

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

On December 17, 2002, Auxer announced that its merger candidate, Viva Airlines was planning to change its name to Viva International, Inc. The name change was completed as of June 30, 2003.

On December 19, 2002, Auxer announced current events occurring with its merger candidate Viva Airlines. Subsequent events to the fourth quarter ending December 31, 2002, we entered into a stock exchange agreement and plan of reorganization with Viva Airlines in January 2003.

ITEM 7. FINANCIAL STATEMENTS

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                December 31, 2003





                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)



                                     INDEX



                                                                                        PAGE

       INDEPENDENT AUDITORS' REPORT                                                       F2

       CONSOLIDATED BALANCE SHEETS                                                        F3

       CONSOLIDATED STATEMENTS OF OPERATIONS                                              F4

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                      F5-F6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                              F7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    F8-F21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Viva International, Inc.
(Formerly The Auxer Group, Inc.)

We have audited the accompanying consolidated balance sheets of Viva International, Inc. as of December 31, 2003 and December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viva International, Inc. at December 31, 2003 and December 31, 2002 and the results of its' operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Viva International, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 5, 2004




                                       F2

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                           CONSOLIDATED BALANCE SHEET



                                                                                         December 31,            December 31,
                                                                                            2003                    2002
                                                                                            ----                    ----
                          ASSETS
Current Assets
     Cash                                                                           $                 -     $            10,222
     Accounts receivable, net                                                                         -                  15,077
     Inventory                                                                                        -                 158,447
     Employer advance                                                                            81,468                       -
     Prepaid expenses                                                                                 -                  55,087
                                                                                      ------------------      ------------------
          Total Current Assets                                                                   81,468                 238,833

Property plant and equipment, net of accumulated depreciation                                         -                  20,397
Security deposit                                                                                 68,000                   5,132
Goodwill                                                                                      4,500,000                       -
                                                                                      ------------------      ------------------
          Total Assets                                                              $         4,649,468     $           264,362
                                                                                      ==================      ==================

              LIABILITIES AND CAPITAL
Current Liabilities
     Accounts payable and accrued expenses                                          $         1,278,209     $           673,517
     Credit line                                                                                 24,728                 120,731
     Taxes payable                                                                               97,816                 129,240
     Notes payable                                                                              535,543                 908,838
     Notes payable-shareholders                                                                 593,698                 174,528
                                                                                      ------------------      ------------------
          Total Current Liabilities                                                           2,529,994               2,006,854

Long term debt, less current maturities                                                               -                   2,682
Common stock subject to rescission                                                               61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 5,965,144 at December
    31, 2003 and 446,278 at December 31, 2002                                                     5,965                     446
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 3,510,280 shares outstanding at
    December 31, 2003 and 1,500,000 at December 31, 2002                                          3,510                   1,500
Additional paid-in capital                                                                   16,584,345              10,770,766
Accumulated deficit                                                                         (14,535,596)            (12,579,136)
                                                                                      ------------------      ------------------
          Stockholders' Equity (Deficit)                                                      2,058,224              (1,806,424)
                                                                                      ------------------      ------------------
          Total Liabilities and Capital                                             $         4,649,468     $           264,362
                                                                                      ==================      ==================


                        See Notes to Financial Statements
                                       F3

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      For the Year Ended
                                                                                        December 31,
                                                                                            2003                    2002
                                                                                            ----                    ----

Sales revenues                                                                      $                 -     $         1,418,199

Cost of sales                                                                                         -               1,123,761
                                                                                      ------------------      ------------------

Gross profit (loss)                                                                                   -                 294,438

General and administrative expenses                                                           1,155,546                 859,761
Impairment of asset                                                                           1,705,968                 299,159
Depreciation and amortization                                                                         -                 130,206
Interest expense                                                                                604,798                 156,801
                                                                                      ------------------      ------------------
                                                                                              3,466,312               1,445,927

    Loss from operations                                                                     (3,466,312)             (1,151,489)

Other income and expenses
    Gain (loss) on sale of assets                                                               (23,873)                      -
    Interest income                                                                               3,250                       -
                                                                                      ------------------      ------------------

Net loss                                                                            $        (3,486,935)    $        (1,151,489)
                                                                                      ==================      ==================

Net loss per common share                                                           $             (1.05)    $             (4.40)
                                                                                      ==================      ==================

Weighted average shares outstanding                                                           3,310,737                 261,937
                                                                                      ==================      ==================


                       See Notes to Financial Statements.
                                       F4

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)


                                       Common Stock             Preferred Stock        Capital in
                                     ($0.001 par value)        ($0.001 par value)      Excess of
                                    Shares        Amount      Shares       Amount       Par Value        Deficit          Total
                                    ------        ------      ------       ------       ---------        -------          -----

Balance January 1, 2002            172,646  $        173     2,750,000   $      2,750   $  9,723,365   $(11,427,647)  $ (1,701,359)

Common stock issued for
     services                          375            --            --             --          7,500             --          7,500

Conversion of preferred stock       15,625            16    (1,250,000)        (1,250)         1,234             --             --

Common stock issued for
     conversion of notes            86,250            86            --             --        162,065             --        162,151

Common stock issued for
     lock up agreement              20,400            20            --             --         38,352             --         38,372

Common stock issued for
     conversion of notes           127,515           128            --             --        346,714             --        346,842
     interest                       23,467            23            --             --         63,806             --         63,829

Cancellation of stock option
     plan                               --            --            --             --        (20,000)            --        (20,000)

Net adjustment for common
     stock subject to recission
     rights                             --            --            --             --        447,750             --        447,750

Loss for year ended
    December 31, 2002                   --            --            --             --             --     (1,151,489)    (1,151,489)
                                ----------  ------------  ------------   ------------   ------------   ------------   ------------

Balance December 31, 2002          446,278  $        446     1,500,000   $      1,500   $ 10,770,786   $(12,579,136)  $ (1,806,404)
                                ==========  ============  ============   ============   ============   ============   ============



                       See Notes to Financial Statements.
                                       F5

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)


                                       Common Stock                    Preferred Stock         Capital in
                                    ($0.001 par value)               ($0.001 par value)        Excess of
                                   Shares       Amount               Shares        Amount      Par Value      Deficit        Total
                                   ------       ------               ------        ------      ---------      -------        -----
Balance January 1, 2003                446,278  $        446     1,500,000  $      1,500  $ 10,770,766  $(12,579,136) $ (1,806,424)

Common stock issued for
  exchange agreement                   307,500           308            --            --     6,149,692            --     6,150,000

Common stock issued for
  conversion of notes                   43,355            43            --            --        86,667            --        86,710

Common stock issued for
  interest on notes                     35,564            35            --            --        71,091            --        71,126

Common stock issued for
  compensation                           2,500             3            --            --         9,997            --        10,000

Common stock issued for
  legal services                         3,750             4            --            --        29,996            --        30,000

Stock dividend - 20% of Harvey
  Westbury                                                --            --            --       (11,032)           --       (11,032)

For reorganization upon sale
  of Harvey Westbury                        --            --            --            --    (1,318,165)    1,529,775       211,610

Common stock issued for
  conversion of notes                   41,689            42            --            --        86,667            --        86,709

Common stock issued for
  interest on notes                         38            --            --            --            78            --            78

Common stock issued for
  conversion of notes                   82,416            82            --            --       173,340            --       173,422

Common stock issued for
  interest on notes                        123            --            --            --           260            --           260

Common stock issued for
  settlement of interest on notes      106,250           106            --            --       526,894            --       527,000

Preferred stock issued for
  deposit on airline                        --            --    15,000,000        15,000        93,000            --       108,000

Reduction of preferred stock
  for deposit                                                  (12,500,000)      (12,500)      (80,500)                    (93,000)

Common stock issued for
  conversion of preferred stock      4,000,000         4,000      (400,000)         (400)       (3,600)           --            --

Common stock issued for
  conversion of preferred stock        895,681           896       (89,720)          (90)         (806)           --            --

Loss for year ended
    December 31, 2003                       --            --            --            --            --    (3,486,235)   (3,486,235)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance December 31, 2003            5,965,144  $      5,965     3,510,280  $      3,510  $ 16,584,345  $(14,535,596) $  2,058,224
                                  ============  ============  ============  ============  ============  ============  ============



                       See Notes to Financial Statements.
                                       F6

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Year Ended December 31,
                                                                                            2003                    2002
                                                                                            ----                    ----
Operating Activities
--------------------
   Net loss from continuing operations                                              $        (3,486,235)    $        (1,151,489)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization                                                                      -                 130,206
   Common stock issued for services                                                                   -                   7,500
   Convertible loan interest                                                                    584,386                  63,829
   Impairment of assets                                                                       1,705,968                 299,159
   Other                                                                                              -                 (20,000)
   Debt adjustment                                                                                    -                 (80,000)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                    15,077                 151,386
   (Increase) decrease in inventory                                                             158,447                 321,481
   (Increase) decrease in prepaid expenses                                                       55,087                 (55,087)
   (Increase) decrease in other receivables                                                           -                 183,900
   Increase (decrease) in accounts payable and accrued expenses                                 535,788                 128,682
   Increase (decrease) in taxes payable                                                               -                 127,104
   Increase (decrease) in deferred sales                                                              -                (373,174)
                                                                                      ------------------      ------------------
   Net cash (used) by operating activities                                                     (431,482)               (266,503)

Investing Activities
--------------------
   Sale and spin off of business, net                                                           (42,991)                      -
   Security deposit                                                                             (62,868)                      -
                                                                                      ------------------      ------------------
   Net cash (used) by investing activities                                                     (105,859)                      -

Financing Activities
--------------------
   Borrowings/payment under line of credit                                                            -                 120,731
   Payment of bank loan                                                                             (41)                      -
   Short-term borrowings                                                                              -                  66,904
   Payments on short and long-term debt                                                        (131,474)                      -
   Shareholder loan payable                                                                     623,005                  61,474
   Colbie loan adjustment                                                                        35,629                       -
                                                                                      ------------------      ------------------
   Net cash provided by financing activities                                                    527,119                 249,109
                                                                                      ------------------      ------------------
   (Decrease) in cash                                                                           (10,222)                (17,394)
   Cash at beginning of period                                                                   10,222                  27,616
                                                                                      ------------------      ------------------
   Cash at end of period                                                            $                 -     $            10,222
                                                                                      ==================      ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                                       $                 -     $                 -
                                                                                      ==================      ==================
    Income taxes (benefits)                                                         $                 -     $                 -
                                                                                      ==================      ==================

                       See Notes to Financial Statements.
                                       F7

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 1 -  ORGANIZATION AND OPERATIONS

          Viva International, Inc. is comprised of its wholly owned subsidiaries: Viva Airlines, Inc., the Harvey Westbury Corporation (to the date it was spun off), Hardyston Distributors, Inc., CT Industries, and Universal Filtration Industries, and its 49% owned Viva Air Dominicana S.A. collectively ("the Company").

          During  June  2003,   The  Auxer  Group  changed  it's  name  to  Viva
          International, Inc.

          Viva International, Inc. was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate of incorporation was amended to change the name of the Company to Auxer Industries, Inc.

          On August 11, 1997 the Company incorporated in the State of Delaware under the name The Auxer Group, Inc. In September 1997 the shareholders of the company voted to exchange their shares on a one to one basis for shares in the new company, The Auxer Group, Inc. which became effective January 1, 1998.

          On April 18, 1995, the Company acquired CT Industries, Inc. ("CT"), a New Jersey corporation based in West Paterson, New Jersey, CT is a distributor of various automotive products. This subsidiary is currently inactive.

          On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. ("Universal Filtration") a New York corporation. Based in West Paterson, New Jersey, Universal Filtration has developed the "Fiona Micro Screen Filter", a replacement upgrade to a component of machinery used by the dry cleaning industry. This subsidiary is currently inactive.

          On October 25, 1996, the Company acquired Harvey Westbury Corp. ("Harvey Westbury"), a New York corporation. Based in West Paterson, New Jersey, Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products.

          On April 22, 1999, the Company formed Hardyston Distributors, Inc., d/b/a The Mechanics Depot, a Nevada corporation. Based in northern New Jersey, Hardyston Distributors is an automotive parts distributor. This subsidiary is currently inactive.

          On August 7, 2000, the Company formed Auxer Telecom Inc., a Delaware corporation. Auxer Telecom is a reseller of telecommunications access services with operations based in Los Angeles, CA. During 2001 the Company closed Auxer Telecom, Inc. and transferred its assets to Auxer, Inc., the parent company.


                                       F8

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1  - ORGANIZATION AND OPERATIONS (continued)

          On August 7, 2000, the Company formed Clifton Telecard Inc., a Delaware corporation. Based in Northern New Jersey, Clifton Telecard is a wholesale distributor of prepaid phone cards. On May 16, 2001 the Company sold Clifton Telecard Inc.

          On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of VIVA International, Inc., a Puerto Rico Corporation. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80 per share to certain employees of VIVA Airlines, Inc. VIVA Airlines, Inc. had no assets and held a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for $600,000 U.S.

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

          The Viva Airlines, Inc. subsidiary is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic through Viva Air Dominicana S.A.



Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Financial Statement Presentation

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,535,596 for the period from April 18, 1995 to December 31, 2003. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.


                                       F9

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its airline business. The Company plans to continue to engage in ongoing financing efforts.

          The consolidated financial statements presented consist of the Company and its wholly owned subsidiaries Viva Airlines, Inc., CT, Universal Filtration, Harvey Westbury (to January 8, 2003), Hardyston Distributors Inc. and its 49% owned Viva Air Dominicana S.A., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.

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

          Receivables

          Allowances against receivables are calculated equal to the estimated collection losses that will be incurred in collection of all receivables and a reserve for returns and discounts traditionally taken. Estimated allowances are based on historical collection experience coupled with a review of the current status of the existing receivables, and amounted to $0 at December 31, 2003 and $34,744 at December 31, 2002.


                                      F10

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Property and Equipment

          Property and equipment is recorded at cost and is depreciated under the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. During the year 2002, machinery and equipment was impaired and written down by $299,159.

                                                                        December 31,            December 31,
          Equipment and leasehold consists of the following:                  2003                    2002
                                                                              ----                    ----
          Vehicles                                                    $                 -     $            10,789
          Machinery and equipment                                                       -                 348,121
          Furniture and fixtures                                                        -                  12,164
          Leasehold improvements                                                        -                       -
                                                                        ------------------      ------------------
                                                                                        -                 371,074
          Less: Accumulated depreciation and amortization                               -                (350,677)
                                                                        ------------------      ------------------
                                                                      $                 -     $            20,397
                                                                        ==================      ==================

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


                                      F11

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Recent Accounting Pronouncements

          In December 2003, the financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain types of entities. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, " which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

Note 3 -  ACQUISITIONS

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


                                      F12

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note 3 -  ACQUISITIONS (continued)

          Acquisition of Viva Air Dominicana S.A.

          On September 23 and 24, 2003, the Company announced that it has issued a letter of commitment to acquire a 49% interest in Royal Aruban
          Airlines  and  that  it  would  do so  via  its  subsidiary  Hardyston
          Distributors, Inc. The Company also announced a plan under which Hardyston would be spun-off and that would reward Viva shareholders with 1 share of Hardyston for each 3 shares of Viva International, Inc. owned. The necessary agreements to complete the acquisition were finalized on November 6, 2003. As of December 31, 2003, the continuing relationship between the Company and Royal Aruban Airlines is unlikely. Royal Aruban's pre-existing financial liabilities required it to seek a moratorium from its creditors through the Aruban Court system.

          On October 15, 2003, the Company announced that it would soon begin selling tickets and that it's holding, Royal Aruban Airlines, would begin operating aircraft on December 1, 2003 on a code sharing agreement with Falcon Air Express of Miami. As of December 31, 2003, ticket sales have not yet begun and any flight operations involving the Company and Royal Aruban Airlines, have been indefinitely suspended. The Company's relationship with Falcon Air Express has ceased.

          On November 6, 2003, the Company announced that it had completed its agreements with Royal Aruban Airlines on behalf of Hardyston Distributors, Inc., its wholly owned subsidiary, to acquire a 49% shareholder interest. It was also announced that Royal Aruban's President and CEO, Eric Hagens had agreed to continue to serve the Company in those roles. The Company also announced that Royal Aruban Airlines had received final authorization from the Aruban Department of Civil Aviation for operations from Aruba to Fort Lauderdale utilizing equipment from Falcon Air Express of Miami.

          On November 19, 2003, the Company announced that the Royal Aruban Airlines (RAA) Director of Maintenance had accepted the first aircraft that will be put into regional service for RAA. The Company also announced that this aircraft would be put into service on or about December 15, 2003. As of December 31, 2003, the aircraft was still a holding of RAA though regional flight operations had not yet begun.

Note 4 -  INVENTORY

          Inventory consists of raw materials, work in process and finished goods and is valued at the lower of cost determined on the first-in, first-out method or market.

                                      F13

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 5 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following at December 31, 2003 and December 31, 2002:

                                                                                         2003                    2002
                                                                                         ----                    ----
          Accounts payable trade                                                $           355,434     $           419,710
          Customer deposits                                                                  30,000                  30,000
          Accrued salaries                                                                  415,554                  11,641
          Credit card payable                                                                     -                  83,915
          Accrued expenses                                                                  349,161                 128,251
          Accrued interest                                                                  128,059                       -
                                                                                  ------------------      ------------------
                                                                                $         1,278,208     $           673,517
                                                                                  ==================      ==================

       Note 6-    CREDIT LINE
                                                                                         2003                    2002
                                                                                         ----                    ----
                  4.76% $25,000 PNC Bank loan, monthly payment $150             $            24,782     $            24,770
                  2% over prime $96,000, Fleet SBA loan, monthly payment                          -
                  2% of principal plus interest                                                   -                  95,961
                                                                                  ------------------      ------------------
                                                                                $            24,782     $           120,731
                                                                                  ==================      ==================

          The SBA loan was spun off in January 2003.

Note 7 -  DEBT

          Security Agreement

          The Company has entered into a security agreement with Merchant Financial Corp. ("Merchant") to borrow money secured by the receivables evidenced by invoices of Harvey Westbury Corp. and personal guarantees by certain officers. Merchant agreed to lend an amount equal to 75% of the net value of all Harvey Westbury's accounts receivable at an interest rate of prime plus 5%. In July 2002 this agreement was terminated and the unpaid balance at December 31, 2002 was $23,883. This liability was spun off in January 2003.


                                      F14

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 7 -  DEBT (continued)

          Notes payable

          The following is a summary of long and short-term debt at December 31:

                                                                                             2003                    2002
                                                                                             ----                    ----
          Notes payable to Merchant Financial Corp. (see above)                     $                  -     $            23,883

          Notes payable to Colbie Pacific Capital,  due August 1, 2001,  payable in 10 monthly  principal  and  interest  payments  of $10,000  and one principal and interest payment of $458,000,  secured by equipment. The note was reduced to $350,000 by Colbie if the Company paid the note by
          September  2002. The note is currently in default.  (The note has been
          reinstated until a settlement can be agreed upon.)                                     535,523                 535,523

          Note payable RICOH, 60 month lease, monthly payments of $172                                 -                   3,353

          8% convertible debenture due January 2006                                                    -                 346,842

          11.5% installment note,  collateralized by vehicle, payable in monthly
          installments of $188 with the final payment due May 2003                                     -                   1,919
                                                                                       ------------------      ------------------
                                                                                                 535,523                 911,520
          Less current maturities                                                               (535,523)               (908,838)
                                                                                       ------------------      ------------------
                       Long Term Debt                                               $                  -     $             2,682
                                                                                       ==================      ==================












                                      F15

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 7 -  DEBT (continued)

          Notes payable (continued)

          In January 2001, the Company refinanced its note payable to certain shareholders in the amount of $551,685 and borrowed an additional $360,000 as part of an issuance of 8% convertible debentures, due on January 16, 2006, totaling $911,685. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price per share equal to sixty-five percent (65%) (the "Discount Multiplier") of the Market Price. The notes are redeemable at the option of the Company at 130% of the principle amount plus accrued interest. In December 2001 $18,838 of the principle amount of debentures was converted into the Company's common stock. In April 2002, in May 2002 and in December 2002, $162,151, $38,352 and
          $346,842, respectively, of the principle amount of debenures was converted into 86,250, 20,400 and 127,515 shares of the Company's common stock respectively. In December 2002 $63,829 of interest was converted into 23,467 shares of the Company's common stock.

          Notes payable-Shareholders

          The Company has borrowed $593,698 at 8% interest rate from Fiesta Holding Company (a shareholder) during 2003. The note payable from the Company's former president at December 31, 2002 of $174,528 was included in the liabilities of Harvey Westbury that were spun off.

Note 8 -  INCOME TAXES

          The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2003, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

          The Company has net operating loss carry forwards for income tax purposes of approximately $15,000,000 at December 31, 2003, and $12,000,000 at December 31, 2002. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2014. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.






                                      F16

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 8 -  INCOME TAXES (continued)

                                                                         December 31,
          Deferred tax asset:                                    2003                    2002
                                                                 ----                    ----
          Net operating loss carry forward               $         5,528,000     $         4,054,000
          Valuation allowance                                     (5,528,000)             (4,054,000)
                                                           ------------------      ------------------
          Net deferred tax assets                        $                 -     $                 -
                                                           ==================      ==================

          The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2003.

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


Note 10 - COMMITMENTS AND CONTINGENCIES

          Leases

          The Company's president provides office space to the Company at no charge. Additionally, the Company rents office space at the airport in Fort Lauderdale, Florida. This lease expires in May of 2004. Rent expense for 2003 was $24,000. Remaining committments under the operating lease are as follows:

          Year Ending December 31,
          ------------------------
                   2004                           $             9,700
                                                  ===================




                                      F17

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 11 - REVERSE STOCK SPLIT

          On June 16, 2003 the Company effected a 1-for-800 reverse stock split. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

Note 12 - STOCK OPTION PLAN

          The Company has a Stock Option Plan (the "Plan") under which selected individuals may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum numbers of shares available for issuance under the Plan is twenty five million shares. As of December 31, 2002 the maximum number of shares available for future grants under the Plan is 31,250 shares. Under the Plan, the option exercise price may be more, equal to or less than the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid in capital. Additional information regarding the Plan's stock option activity is as follows:

                                                                                            Weighted
                                                                    Number of                Average
                                                                     Shares              Exercise Price
          Outstanding at December 31, 2000                                      -                       -
          Granted                                                           2,500     $             40.00
                                                                ------------------      ------------------
          Outstanding at December 31, 2001                                  2,500                   40.00
          Terminated                                                       (2,500)                  40.00
                                                                ------------------      ------------------
          Outstanding at December 31, 2002                                      -     $                 -
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

          During 2001 the Company issued a non qualified option to purchase $1,000,000 worth of common shares at a 15% discount of the market price on the date of exercise, for consulting services performed in 2001. This option expires on March 8, 2011. During 2001 the consultant exercised $796,875 of the option for 18,750 common shares at a price of $42.40 per share which was 15% below the market price of $50.00 on the date of exercise. The amount remaining on the option at December 31, 2002 and 2001 is $203,125. At December 31, 2003 and 2002 the
          Company would have had to issue approximately 16,125 common shares if the option was exercised.


                                      F18

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 13 - COMMON STOCK WARRANTS

          Common Stock Warrants

          The 5,625 common stock warrants previously issued expired on December 31, 2002.

Note 14 - STOCKHOLDERS' EQUITY

          On December 27, 2001 the Company issued 8,350 shares of common stock at $2.26 in exchange for $18,838 of convertible notes payable.

          On April 11, 2002 the Company issued 86,250 shares of common stock at $1.88 for the conversion of $162,151 notes payable.

          On April 25, 2002 the Company issued 375 shares of common stock at $20.00 for services valued at $7,500.

          On May 13, 2002 the Company issued 7,813 shares of common stock at $8.00 for the conversion of 625 shares of preferred stock valued at $62,500.

          On May 14, 2002 the Company issued 20,400 shares of common stock at $1.92 for lock up agreement.

          On June 21, 2002 the Company issued 7,813 shares of common stock at $8.00 for the conversion of 625 shares of preferred stock valued at $62,500.

          On December 20, 2002 the Company issued 127,515 shares of common stock at $2.72 for the conversion of $346,841.55 of convertible notes payable.

          On December 20, 2002 the Company issued 23,467 shares of common stock at $2.72 for $63,829.83 of interest expense.

          The Company has a potential liability attributable to common stock rescission rights as follows:


          Year Ending December 31,          Shares                  Amount
          ------------------------          ------                  ------
                2003                        4,308               $   61,250


                                      F19

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 14 - STOCKHOLDERS' EQUITY (continued)

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

          During the second quarter of 2003, the Company issued 4,000,000 shares of common stock for the conversion of 400,000 shares of class A preferred stock.

          During the third quarter of 2003, the Company issued 895,720 shares of common stock for the conversion of 89,572 shares of class A preferred stock.

          The Company issued 106,250 shares of common stock to the convertible debt holders in settlement of a dispute.

          During March 2003 the Company issued 3,750 common shares for the payment of legal fees of approximately $30,000.

          Preferred Stock

          The Preferred Stock is convertible at any time, at the holder's option, into shares of the Company's common stock at a rate of ten shares of common stock for each share of preferred stock.

          The Company issued 15,000,000 shares of class B preferred stock to Mojave Jet, LLC as a deposit on the purchase of jet aircraft (Boeing 727-200). The purchase price of the asset is approximately $1,600,000. The Company readjusted the class B preferred from 15,000,000 to 2,000,000 shares.

                                       F20

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



Note 15 - DISPOSAL OF SUBSIDIARY

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

          On March 18, 2002 Auxer Telecom Inc was disolved and merged into the Auxer Group, Inc.

          VIVA Exchange Agreement

          On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of VIVA Airlines, Inc, a Puerto Rico Corporation. In addition, the Company issued 175 shares of common stock (valued at $4,480) and granted 825 shares of common stock at $80.00 per share to certain employees of Viva Airlines, Inc. The Company sold 80% of Harvey Westbury to a former officer of the Company for $44,126.90 and the forgiveness of $110,401.29 of monies owed by the Company to this officer. The Company approved the forgiveness of $1,206,625 of loans made to Harvey Westbury Corp. The Company then approved the spin-off of the remaining 20% interest in Harvey Westbury to the Company's shareholders of record on January 9, 2003. Viva Airlines, Inc. has no assets and holds a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for U.S. $600,000.

Note 16 - SUBSEQUENT EVENTS

          At April 12, 2004, Viva International has not acquired the DC-9-15's aircraft as intended. The acquisition of these aircraft were for use by Royal Aruban Airlines. The reorganization plan submitted by Royal Aruban in its court proceedings did not anticipate the successful conclusion of the November 6, 2003 agreement. Accordingly, the spin off of Hardyston Distributors, Inc. without the existence of an operating business or some other economic reason has been delayed to a future date.

                                      F21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
-------------------------------------------------

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

Changes in internal controls
-----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2003, are set forth below.

NAME                 AGE           POSITIONS
----                 ---           ---------

Robert J. Scott      55            Sole Director,
                                   Chief Financial Officer,
                                   Secretary & Treasurer


Stuart Carnie        36            Chief Executive Officer &
President

Robert J. Scott joined the Company as a Director and as President & Chief Executive Officer in addition to acting as the Company's Chief Financial Officer and Secretary & Treasurer in January of 2003. He continued in each of these posts until August of 2003 when Stuart Carnie joined the Company as the Chief Executive Officer and President. Mr. Carnie left the Company in February of 2004 and Mr. Scott reassumed the positions of Chief Executive Officer and President.

Mr. Scott also has served as a Director and Secretary of the Auxer Group's subsidiary, CT Industries since January of 2003.

Mr. Scott also has served as a Director and Secretary of Hardyston Distributors since January of 2003.

Our directors and officers as of May 1, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                      III-1

Name                    Age            Position
----                    ---            --------

Robert J. Scott         55             President, Chief Executive
                                       Officer, Chief Financial Officer
                                       and Director

Rudy Dominguez          40             Chief Operating Officer

                                       President and Chief Operating
                                       Officer - Viva Airlines, Inc.

Oscar Hasan             39             Vice President - Sales and
                                       Marketing

                                       President-Viva Air Dominicana

Ronald Greene           46             Chief Pilot-Viva Airlines, Inc.

Joshua Henshell         28             Vice President-Technology

E. Thomas Septembre     57             In House Counsel

Robert J. Scott has served as our Director, President, Chief Executive Officer and Chief Financial officer since January 15, 2003 except for the period of August, 2003 through February of 2004 when the office of the President and Chief Executive Officer was held by Stuart Carnie.

From 1990 until the present, Mr. Scott has been the Chief Executive officer of Robert J. Scott, P.C., a professional corporation practicing accounting and management consulting. From May 2002 until January 2003, Mr. Scott was the Secretary and Treasurer of Renegade Venture Corporation (OTCBB:RDVN). He was responsible for all financial and accounting aspects of such business.

From May 2002 until January 2003, Mr. Scott was Chief Financial officer of Hamilton Aerospace Technologies, Inc. (a wholly owned subsidiary of Renegade Venture Corporation. He was responsible for all financial and accounting aspects of such business.

In 1971, Mr. Scott received his Bachelor of Science degree in Business Administration from Michigan Technological University.

Rudy Dominguez was appointed President and Chief Operating Officer of our subsidiary, Viva Airlines, Inc. in 2003 and has recently accepted appointment as the Chief Operating Officer for Viva International, Inc.

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

Oscar Hasan was appointed Vice President - Sales and Marketing for Viva International, Inc as well as for our subsidiary, Viva Airlines, Inc. in April of 2003. In October of 2003, Mr. Hasan has appointed as President of Viva Air Dominicana S.A. and relocated to Santo Domingo, Dominican Republic.

From February 2003 until April, 2003, Mr. Hasan has been the managing partner of Solaris Holdings, LLC, Roswell,Georgia. He was involved in the day-to-day management of this telecom company. From July 1999 until January 2003, Mr. Hasan was the Vice president of Sales and marketing Partner of Venture Telecom based in Norcross, Georgia. He was responsible for the design, negotiation and implementation of sales programs for international markets. Mr. Hasan received his Bachelor of Arts with a major in marketing from Georgia State University in 1987.
                                      III-2

Ronald Greene was appointed Chief Pilot for Viva Airlines, Inc. is April of 2003. Mr. Greene is a military veteran of the United State Air Force and Army and has held various aviation management positions with North East Airlines, Kabo Air, Direct Personnel of Dublin, Ireland, Air Atlanta, and National Airlines. Mr. Greene has captained B747's, 757's & 767's and served as first officer of B-747's and L-1011's.

Joshua Henschell was appointed as a Vice President of Technology in October of 2003. Mr. Henschell most recently has served in various information technology positions at the University of Michigan.

E. Thomas Septembre accepted appointment as In House Counsel In November of 2003. Mr. Septembre has an extensive corporate and business background obtained through the United States Federal Courts in South Florida, Bahamas and the Caribbean. Mr. Septembre received an undergraduate degree from the University of Miami, a Juris Doctor from John Marshall Law School.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

We have not filed a Form 5 for our fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief Executive Officer in 2003, and to our executive officers who were serving as of December 31, 2003, whose salary and bonus during fiscal 2003 exceeded $100,000 or we determine that disclosure should be made.

Summary Compensation Table

Name & Principal Position      Year          Salary
-------------------------      ----          --------
Robert J. Scott                2003          $225,000
Chief Executive
Officer (1)

None of the earned compensation has been paid to the above officer as of December 31, 2003 and May 3, 2004.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2002, to each person named in the Summary Compensation Table.

                      Option/SAR Grants In The Last Fiscal Year

None

Long-Term Incentive Plans-Awards In Last Fiscal Year

None

Executive Employment Agreements:

There are presently no employment agreements in effect.

                                      III-3

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

The following table sets forth information regarding Viva International, Inc.'s common and preferred stock beneficially owned on April 14, 2004, for (i) each shareholder known by the Viva International, Inc. to be the beneficial owner of 5% or more of the Viva International, Inc.'s outstanding common and preferred stock, (ii) each of the Viva International, Inc.'s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At April 14, 2004, there are 5,965,144 shares of common stock outstanding and 3,510,280 shares of preferred stock outstanding.

Class of Security- Common Stock

Name of Beneficial                       Number of Shares of
Beneficial                               Common Stock           % of
Identity of Group                        Beneficially Owned     Ownership
                                         ------------------     ---------

Robert J. Scott                               51,250              .01%
954 Business Park Drive
Traverse City, Michigan 49686


All Executive Officers and Directors
as a Group (1 person)                         51,250              .01%


Class of Security-Preferred Stock

ECJ Holdings Trust
10127 E. Grand View Court
Traverse City, MI. 49684 (1,010,280)      10,102,880            24.60%

Mojave Jet LLC
Encino, CA (2,500,000)                    25,000,000            60.87%

The preferred stock is convertible to common stock on the basis of 1 for 10. Percentages are calculated in common stock equivalents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We presently utilize approximately 500 square feet of office space located at 954 Business Park Drive, Suite #2, Traverse City, MI 49686. We do not pay any rent for this space. Our sole officer and director is the sole owner of a professional corporation that pays $500 per month for this space.
Fiesta Airline Holdings, LLC, a shareholder, has provided working capital loans to the Company of $593,698 as of December 31, 2003. Interest is being accrued on these working capital loans at 8% per annum.

ECJ Holdings Trust is an irrevocable trust created in April, 2004 by the Company's Former President & CEO to hold preferred stock currently held in his name and to convert these preferred shares to common stock. The preferred shares have been held a sufficient period of time so that when converted to common they will convert without restrictive legend. The trust is independently administered. The trustee is also independent to the Company.

Mojave Jet LLC received preferred stock in lieu of cash on February 27, 2003 as a deposit on future acquisitions of aircraft. Subsequently, the amount of preferred stock was reduced by Board of Directors action on December 8, 2003. No transaction with Mojave Jet LLC has been completed. However, Mojave has incurred time and expenses on behalf of Viva that are expected to be passed on to Viva pursuant to a completed transaction. The preferred stock remains on deposit.

                                      III-4

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Fees for audit services provided by our principal accountant during the years ended December 31, 2003 and 2002 were $27,500 and $26,900, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for the fiscal years ending December 31, 2003 and 2002.

TAX FEES

Fees for tax services provided by our principal accountant during the years ended December 31, 2003 and 2002 were $5,000 and $6,500, respectively. Tax services related primarily to the preparation of the company tax filings with taxing authorities.

ALL OTHER FEES

There were no other fees billed for services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              VIVA INTERNATIONAL, INC.

                              By:   /s/ Robert J. Scott
                                   -----------------------------
                                        Robert J. Scott
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Director

Dated: May 11, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                       Title                                  Date
----                       ----------------------------------     -----------
/s/Robert J. Scott         Chief Executive Officer,               May 11, 2004
                           President, Chief Financial Officer
                           and Director



                                      III-5