Form 10QSB
period 2004-03-31
VIVA INTERNATIONAL INC
filed 2004-05-25
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 5,965,144 shares of common stock, $0.001 par value, as of May 24, 2004.



================================================================================

                            VIVA INTERNATIONAL, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                     March 31, 2004 and December 31, 2003                                         3

                Condensed Consolidated Statements of Operations
                     Three months ended March 31, 2004 and 2003                                   4

                Condensed Consolidated Statements of Cash Flows
                     Three months ended March 31, 2004 and 2003                                   5

                Notes to Condensed Consolidated Financial Statements                             6-7

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

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and reports of Form 8-K. None

                Signatures

                                     PART I


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Viva International, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2003.

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,             December 31,
                                                                                         2004                    2003
                                                                                         ----                    ----
                    ASSETS                                                            (unaudited)
Current Assets
  Employee advance                                                               $           125,575     $            81,468
                                                                                   ------------------      ------------------
       Total Current Assets                                                                  125,575                  81,468

Property plant and equipment, net of accumulated depreciation                                                             -
Security deposit                                                                              68,000                  68,000
Goodwill                                                                                   4,500,000               4,500,000
                                                                                   ------------------      ------------------
       Total Assets                                                              $         4,693,575     $         4,649,468
                                                                                   ==================      ==================

               LIABILITIES AND CAPITAL
Current Liabilities
  Accounts payable and accrued expenses                                          $         1,510,554     $         1,278,209
  Credit line                                                                                 24,728                  24,728
  Taxes payable                                                                               97,816                  97,816
  Notes payable                                                                              535,543                 535,543
  Notes payable-shareholders                                                                 735,093                 593,698
                                                                                   ------------------      ------------------
       Total Current Liabilities                                                           2,903,734               2,529,994

Common stock subject to rescission                                                            61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001
    par value; issued and outstanding 5,965,144 at March
    31, 2004 and December 31, 2003                                                             5,965                   5,965
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; 3,510,280 shares outstanding at
    March 31, 2004 and December 31, 2003                                                       3,510                   3,510
Additional paid-in capital                                                                16,584,345              16,584,345
Accumulated deficit                                                                      (14,865,229)            (14,535,596)
                                                                                  ------------------      ------------------
       Stockholders' Equity (Deficit)                                                      1,728,591               2,058,224
                                                                                  ------------------      ------------------
       Total Liabilities and Capital                                             $         4,693,575      $        4,649,468
                                                                                  ==================      ==================


                        See Notes to Financial Statements

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       2004                    2003
                                                                       ----                    ----
                                                                    (unaudited)             (unaudited)

Sales revenues                                                 $                 -     $                 -

Cost of sales                                                                    -                       -
                                                                 ------------------      ------------------

Gross profit                                                                     -                       -

General and administrative expenses                                        317,633                 166,155
Interest expenses                                                           12,000                  19,620
                                                                 ------------------      ------------------
                                                                           329,633                 185,775

    Loss from operations                                                  (329,633)               (185,775)

Other income and expenses
    Bad debt recovery and other                                                  -                   5,277
    Loss on sale of assets                                                       -                 (23,873)
                                                                 ------------------      ------------------

Net loss from continuing
    operations                                                 $          (329,633)    $          (204,371)
                                                                 ==================      ==================

Net loss per common share                                      $             (0.06)    $             (0.06)
                                                                 ==================      ==================

Weighted average shares outstanding                                      5,965,144               3,310,737
                                                                 ==================      ==================














                       See Notes to Financial Statements.

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the Three Months Ended
                                                                                                   March 31,
                                                                                        2004                    2003
                                                                                        ----                    ----
                                                                                     (unaudited)             (unaudited)
Operating Activities
--------------------
   Net loss from continuing operations                                           $          (329,633)    $          (204,371)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Common stock issued for services                                                                -                  30,000
   Stock issued for compensation                                                                   -                  10,000
   Other                                                                                           -                   7,312
   Loss on sale of subsidiary                                                                      -                  23,873
   Changes in operating assets and liabilities:
   (Increase) decrease in other receivables                                                  (44,107)                      -
   Increase (decrease) in accounts payable and accrued expenses                              232,345                 117,494
                                                                                   ------------------      ------------------
   Net cash used by operating activities                                                    (141,395)                (15,692)

Investing Activities
--------------------
   Sale and spin off of business, net                                                              -                 (42,991)
                                                                                   ------------------      ------------------
   Net cash used by investing activities                                                           -                 (42,991)

Financing Activities
--------------------
   Payment of bank loan                                                                            -                     (41)
   Payments on short-term debt                                                                     -                  49,264
   Payments on long-term debt                                                                      -                    (599)
   Shareholder loan payable                                                                  141,395                       -
                                                                                   ------------------      ------------------
   Net cash provided by financing activities                                                 141,395                  48,624
                                                                                   ------------------      ------------------

   Increase (decrease) in cash                                                                     -                 (10,059)
   Cash at beginning of period                                                                     -                  10,222
                                                                                   ------------------      ------------------
   Cash at end of period                                                         $                 -     $               163
                                                                                   ==================      ==================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
      Interest                                                                   $                 -     $                 -
                                                                                   ==================      ==================
      Income taxes (benefits)                                                    $                 -     $                 -
                                                                                   ==================      ==================






                       See Notes to Financial Statements.
                                        5

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



Note 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the "Company") as of March 31, 2004 and their results of operations and their cash flows for the three month periods ended March 31, 2004 and 2003. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2004 and 2003 since there was no dilutive effect of potential common shares.

Note 3- On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of VIVA International, Inc., a Puerto Rico Corportion. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80.00 per share to certain employees of VIVA airlines, Inc. VIVA Airlines, Inc. has no assets and holds a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for $600,000 U.S. Dollars.

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

Note 5- During March, 2003 the Company issued 3,750 shares of common stock for the payment of legal fees valued at $30,000 and 43,355 and 35,564 shares of common stock, respectively for the conversion of $86,710 of principal and $71,127 of interest of convertible debt.

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



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

Viva International, Inc. is a holding company that consists of (4) four wholly owned subsidiaries: Viva Airlines, Inc., CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. A previously wholly owned subsidiary (Harvey Westbury Corp.) was spun off by the Parent Company (Viva/Auxer) during January, 2003 to a former officer and director of the Company in exchange for the assumption of debts and related liabilities. Viva Airlines, Inc. is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic. CT Industries, Inc., Hardyston Distributors, Inc. and Universal Filtration Industries, Inc. are all inactive. Management does not currently plan to resume the respective operations of CT Industries, Inc and Universal Filtration Industries, Inc. Management previously announced an acquisition of a 49% interest in Royal Aruban Airlines that had been agreed to on behalf of the Hardyston Distributors, Inc. subsidiary. However, it is unlikely that this acquisition can be completed and without an operating business to be conducted within the subsidiary Management expects that it will continue to allow Hardyston Distributors to remain inactive.

Results of Operations for the Three Months Ended March 31, 2004 and 2003.

Viva International, Inc. had sales of $0 for the quarter ended March, 2004 as compared to sales of $0 for the quarter ended March 31, 2003. Viva Airlines, Inc., the Company's only operating subsidiary, is in a stage of its development and has not yet commenced operations.

Viva International, Inc. had net losses of $329,633 for the quarter ended March 31, 2004 as compared to net losses of $204,371 for the quarter ended March 31. 2003. The increase in net losses reflects the Company's decision to continue to develop its aviation related business segment.

Viva International, Inc. had general administrative expenses of $317,633 for the quarter ended March 31, 2004 as compared to general administrative expenses of $166,155 for the quarter ended March 31, 2003. The increase in these expenses was attributable to the Company's decision to continue its development of its aviation business segment.

Viva International, Inc. had interest expenses of $12,000 for the quarter ended March 31, 2004 as compared to $19,620 for the quarter ended March 31, 2003.
The decrease in these expenses is primarily due to a reduction in notes payable and in the interest rates applicable to the existing debt obligations.

The Company did not report any revenue for the three month period ending March 31, 2004. The aviation industry subsidiary is a development stage company and is the only active subsidiary. The aviation industry subsidiary was expected to begin operations prior to the quarter ended March 31, 2004. However, Management expects to continue the development of the aviation segment and expects that it will begin operating during the quarter ended September 30, 2004.

On September 12, 2002, the Company announced it was launching a search for an interim CEO to focus on its acquisition strategy. As of January 15, 2003 and in connection with a stock exchange agreement with Viva Airlines, Inc. and a plan of reorganization, Robert J. Scott was appointed as the Company CEO.

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

On January 15, 2003, The Company completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc. In accordance with such agreement, we issued 307,500 of our shares of common stock to the shareholders of Viva Airlines, Inc. After the transaction was completed, the aggregate number of our shares held by the Viva Airline shareholders represented more than 50% of our issued and outstanding common stock. In addition all of our officers and directors resigned and Robert J. Scott became our sole officer and director. The Company's name was changed during 2003 from the Auxer Group, Inc., to Viva International, Inc.

The stock exchange agreement and plan of reorganization also required that our only active subsidiary, Harvey Westbury Corp., be spun off. Our former officer and director, Eugene Chiaramonte Jr., obtained control of Harvey Westbury Corp. through conversion of debt owed to him, by Harvey wetbury Corp. which has remained a private company since the spin-off.

As of today, our other wholly owned subsidiaries are inactive or in the process of being dissolved.

On January 17, 2003, Viva Airlines appointed Juan Carlos Hernandez as its Vice President and Chief Operating Officer for Dominican Republic operations. As of April 15, 2003, Mr. Hernandez opted to reject his appointment.

On January 21, 2003, we commenced acquisition negotiations with Kick Communications Inc. of New York, an international provider of long distance telephone services. As of today. we have discontinued our discussions with Kick Communications and do not intend to enter inter into any agreements with them.

On January 22, 2003, we issued a letter of intent to purchase 3 Boeing 727-200 aircraft from Airframe Consultants, Inc. The equipment covered by the letter of intent is no longer available for purchase.

On February 19, 2003, Viva Dominicana S.A. was formed and signed an agreement to Acquire Aerocontinente Dominicana, S.A. Viva Dominicana, Inc. S.A. is controlled 49% by Viva International, Inc. through individual nominees whoa re also officers and/or directors of the Company. The agreement providing for the acquisition could not be completed and was accordingly, vacated.

On February 20, 2003, we entered into negotiations with Mojave Jet to purchase 2 Boeing 737-200 aircraft. To date, we have not completed any type of equipment acquisition with Mojave Jet. However, we do have deposits on file with Mojave to complete future acquisitions. The deposits were funded via the issuance of 15,000,000 shares of preferred stock convertible to common at 10 to 1. In December of 2003, by action of the Company's Board of Directors the preferred shares on deposit were reduced from 15,000,000 to 2,500,000.

On March 10, 2003, we announced our intention to acquire a 49% interest in Queen Air, Aeronaves Queen, S.A. The acquisition of Queen Air could not be completed due to Company's inability to satisfy certain performance requirements as demanded by the seller and the agreement was set aside by the parties in January of 2004.

On March 19, 2003, The Company announced that it was considering exiting the depository trust and clearing system (DTC). The Company has not yet filed its request for removal from the system.

On March 21, 2003, The Company announced that its Viva Airlines, Inc. subsidiary had agreed to purchase its fuel requirements and supplies from World Fuel Services. As of today, Viva Airlines, Inc., has not activated this agreement. This vendor agreement is not binding on the Company and it is possible that the Company will do business with other providers when it commences operations.

On March 27, 2003, The Company announced that it had made executive appointments at its Viva Airline subsidiary. Rudy Dominguez was appointed as President and Chief Operating Officer and Oscar Hasan was appointed as Vice President of Sales & Marketing. Mr. Dominguez also serves Viva International, Inc. as the Company's Chief Operating Officer (COO). Mr. Hasan also serves Viva Air Dominicana, S.A. as that Companny's President.

On April 2, 2003, The Company announced that Viva Airlines, Inc. had received an endorsement from the Department of Tourism of the Dominican Republic for the soon to be completed Queen Air, Aeronaves Queen, S.A. acquisition. In light of the failure to complete the Queen Air transaction as previously discussed, the Company expects to request and receive a similar endorsement through Viva Air Dominicana, S.A.

On April 4, 2003, The Company announced that Viva Airlines, Inc. had decided to go forward with the acquisition of Queen Air, Aeronaves Queen, S.A. and that the parties had agreed that all contractual issues and necessary agreements would be ready for signature on April 9, 2003. Formal closing was expected to be scheduled during the first full week of May, 2003. As previously discussed, the Queen Air transaction was unable to be completed and was set aside without liability in January of 2004.

On April 10, 2003, The Company announced that completion of the agreements to acquire a 49% interest in Queen Air, Aeronaves Queen S.A. had been delayed until April 11, 2003 due to some technical difficulties. As previously discussed, the Queen Air transaction was unable to be completed and was set aside without liability in January of 2004.

On April 14, 2003, we signed a letter of intent with Tristar Capital LLC to purchase one Lockheed wide-passenger aircraft. The Company was unable to satisfy certain economic criteria to convert the letter of intent into a purchase contract. Subsequently, the aircraft was relocated to Bolivia under a verbal agreement with Tristar that provided for a future payment to reimburse the costs of moving the equipment. The documentation evidencing this agreement was never completed and the aircraft was found to contain material defects rendering it unusable to Viva or capable of passing inspections that were to be conducted by the Bolivian Aeronautical Authority.

On April 21, 2003, the Company announced that it had entered into a passenger connector Agreement with Fina Air of Puerto Rico and issued a letter of intent to purchase 2 DC-9-32 aircraft. As of today, Viva has been unable to commence operations and Accordingly, Fina Air has cancelled its agreement with Viva. Further, the letter of intent for aircraft that were to be used in Fina has not been exercised and accordingly, a completed transaction did not result.

On April 29, 2003, The Company announced the appointment of Ronald S. Greene as the Chief Pilot for its Viva Airlines, Inc. subsidiary. Mr. Greene is currently active in the Company on a part-time basis. For approximately 3 months from a point near the end of 2003 through mid-March of 2004, Mr. Greene was actively piloting for other air carriers.

On May 1, 2003, The Company announced the appointment of Eric F. Paillet as Executive Vice President of its Viva Airlines, Inc. subsidiary. Mr. Paillet never assumed official duties and his appointment was rescinded.

On May 2, 2003, The Company announced that Queen Air, Aeronaves Queen S.A. on behalf of its subsidiary Viva Airlines, Inc. had received approval from the Dominican Republic Aeronautical Authority on its Dominican Flag Carrier Certificate application. As previously discussed, the Queen Air acquisition was unable to be completed. Viva Air Dominicana has received assurances that it will be recognized with similar flag carrier approval.

On May 14, 2003, The Company announced that Viva Airlines, Inc. completed its formal closing with Queen Air, Aeronaves Queen S.A. In addition, The Company announced its plans to do a 1 for 800 reverse stock split as of May 28, 2003. The Company also announced an offer that would allow the common shareholders to convert their holdings into preferred shares. As of today, the conversion offer to convert common shares into preferred shares has not been implemented and it is unlikely that the contemplated plan will be offered due to an inadequate level of interest in participating by the Company's shareholders.

On May 20, 2003, The Company released additional information and statements discussing the reverse split and the conversion offering as announced on May 14, 2003.

On May 22, 2003, The Company announced that Viva Airlines, Inc. through Queen Air, Aeronaves Queen S.A. had obtained presidential approval on its airline operational authority certificate. Subsequent to the announcement, the Queen Air, Aeronaves Queen, S.A. agreement was mutually rescinded. As of today, the Company through Viva Air Dominicana, S.A., is pursuing its airline operational authority certificate.

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

On June 3, 2003, The Company announced that Oscar Hasan had appointed a 5 member outside advisory committee of New York City area travel associations to assist in strategic market planning for the Caribbean, Central and South America. Recommendations to commence services from New York to Santo Domingo starting in July Of 2003 were unable to be implemented. Subsequently the Company has restructured its primary targeted markets for initial services and accordingly, New York is not currently a market the Company plans to develop on its own.

Further, the Company announced that it would begin providing airline passenger and cargo services from Punta Cana, Dominican Republic to Caracas, Venezuala and to Sao Paulo, Brazil on July 15, 2003 under a code share agreement with a Brazilian air Carrier. The Brazilian air carrier withdrew its code share agreement prior to the expected start of the agreement.

The Company also announced that it opened an office in the Jet Center at Fort Lauderdale, Florida for use as an operational an administrative center. As of today, the Company intends to maintain an office at the Jet Center but has vacated its office space in anticipation of the normal termination of an existing lease arrangement and prior to negotiating a new lease for a smaller amount of office space. We anticipate that we will continue to house our in house legal department and various administrative functions upon the successful negotiation of a new lease.

Also on June 3, 2003, The Company announced the issuance of a letter of intent to acquire a 49% interest in Tropical Air International of St. Kitts and Nevis. Subsequent investigations resulted in discovery that Tropical Air did not contain appropriate current licensing and the Company withdrew its interest in Tropical.

The Company also announced that it had reached an agreement to acquire a 45% interest in Notheast Bolivian Airways, Ltd. The agreement provided for the development of a 129 Category I certificate with plans to open up flight service to South America. The Company was unable to provide necessary expenses or funding to Northeast Bolivian and accordingly, Northeast Bolivian terminated the agreement.

Finally, the Company announced that it has agreed to acquire nine (9) DC-9-32's as needed from Mojave Jet under a financing facility arrangement provided by Cherokee Transportation Group. Due to the Company's inability to complete other agreements and/or airline acquisitions and/or joint venture arrangements, none of The none (9) DC-9-32's have been acquired. It is doubtful that any of the aircraft remain available to acquire.

On July 2, 2003, The Company announced that its name had officially been changed to Viva International, Inc. ans that it has commenced trading on the OTC Bulletin Board System under the symbol: VIVI. Further, the assigning of the symbol coincided with the Company's implementation of a one (1) for 800 reverse split. The Company also announced the retention of Martin E. Janis & Company to carry out an extensive public awareness program. As of today, the Janis firm is no longer engaged due to the Company's inability to make proper payment for services as rendered. There is approximately $12,000 of liability to the Janis firm on the Company's books.

On July 14, 2003, The Company announced that am L-1011-50 aircraft subject to a financial agreement with Tri-Star Capital, Lytd. Was moved from Tucson, Arizona to Cochabamba, Bolivia on July 13, 2003 for airworthiness testing. Subsequently, the aircraft was discovered to have material defects and the agreements pursuant to the cost of moving the aircraft and performance thereof were disputed. No resolution was reached. The aircraft was to have been utilized in connection with the Company's agreements with Northeast Bolivian. The Northeast Bolivian agreement was abandoned due to the Company's inability to provide the underlying financial assistance necessary to support the agreement.

On August 11, 2003, The Company announced that it has entered into several agreements with Fina Air. Among the agreements are: a joint venture agreement that provided for Fina to operate various flight routes that will be part of the Viva Dominicana schedule. Viva was also to provide various technical and administrative support as well as to place two (2) aircraft (SAAB 340's) with Fina. The Company did provide various technical and administrative support to Fina for which we were not compensated. In addition, the Company arranged for some financial support for Fina as provided by a third party. However, due to the delays in Viva commencing Operations and the subsequent inability of Viva to provide working capital, deposits And finalize the acquisition of the SAAB aircraft, Fina terminated all of the agreements and understandings then existing.

On September 2, 2003, The Company announced that it had appointed Stuart Carnie as its President and Chief Executive Officer. Mr. Carnie has held significant executive positions within the airline and related industries during the past decade. IN February of 2004, Mr. Carnie resigned his positions to pursue other opportunities. Company Chairman, Robert J. Scott, has assumed the roles of President and Chief Executive Officer.

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

On September 10, 2003, The Company announced that it had reached an agreement on Behalf of Viva Air Dominicana to lease two (2) DC-9-15 from Air Transport Group, LLC and Centec Aviation, Inc. for a 3 year period. The Company further announced that Oscar Hasan has been appointed President of Viva Air Dominicana. As of today, the Company has been unable to raise the amount necessary for deposits on the DC-9-15 lease. Mr. Hasan continues to be the President of Viva Air Dominicana.

On September 12, 2003, The Company announced that it has formed an air services division and that Arnold Leonora has accepted appointment as the division's President. As of today, the air services division has not transacted business and accordingly, Mr. Leonora has not provided any services to the Company. The willingness of Mr. Leonara to accept appointment at a future date is unlikely.

On September 23 and 24, 2003, The Company announced that it has issued a letter of commitment to acquire a 49% interest in Royal Aruban Airlines through its Hardyston Distributors, Inc. subsidiary. The Company further announced that it intended to spin-off Hardyston Distributors, Inc. under a plan that would reward its shareholders of record as of October 15, 2003 with 1 share of Hardyston for every 3 shares owned in Viva. Subsequently, the Company finalized an agreement with Royal Aruban Airlines. Additionally, an involuntary bankruptcy petition was filed against Royal Aruban by two former employees and one creditor. This forced Viva to submit plans for Reorganization and debt settlement to Royal Aruban and its attorneys. Royal Aruban and its attorneys demanded cash and/or other consideration as a prerequisite to presenting the Viva plan to the Aruban court. Viva refused the Royal Aruban demand and accordingly, Submitted its own plan to the Aruban Courts. To the best of our knowledge, the Aruban Courts approved a Moratorium for Royal Aruban from its creditors. Further, Royal Aruban has not started operations. Viva believes the original agreement between the Company and Royal Aruban has been set aside and that it would have to renegotiate a new Contract should it desire a working relationship with Royal Aruban. As of today, this is not likely. Also, the spin-off of Hardyston Distributors, Inc. is being delayed to a future date when a business interest or economic benefit to its shareholders can occur.

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

Sources of Liquidity

At March 31, 2004, the Company had no cash. Since inception the Company has accumulated a deficit of approximately $14,865,229.

Our principal source of funding for the three month period ending March 31, 2004 was from loans from shareholders that are being provided for working capital purposes During the development of the airline project through Viva Airlines, our wholly owned subsidiary. At March 31, 2004, $735,093 in working capital loans have been provided by Company shareholders.

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

Management is optimistic that the Company will be able to borrow sufficient capital to fund Viva Airlines, Inc. Despite Management's optimism, the Company has been unable to obtain sufficient capital to begin its operations.

Any forward-looking statements included in this Form 10-QSB reflect management's best judgment based on factors currently known and involve risks and uncertainties. Actual results may vary materially.

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

Item 5.   Other Information.

          None

Item 6.  Exhibits and Reports of  Form 8-K.

          (a) Exhibits required by Item 601 of Regulation S-B.

          None

          (b) Reports of Form 8-K.

          None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 24, 2004.

                             VIVA INTERNATIONAL, INC.

Date:  May 25, 2004          By:  /s/   Robert Scott
                             -------------------------------------------
                                        Robert J. Scott
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Director