Form 10QSB
period 2004-06-30
VIVA INTERNATIONAL INC
filed 2004-08-27
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 41,067,944 shares of common stock, $0.001 par value, as of August 23, 2004.



================================================================================

                            VIVA INTERNATIONAL, INC.

                                   FORM 10-QSB

                              FOR THE QUARTER ENDED

                                  June 30, 2004

                                TABLE OF CONTENTS


PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                     June 30, 2004 and December 31, 2003                                             3

                Condensed Consolidated Statements of Operations
                     Three and six months ended June 30, 2004 and 2003                               4

                Condensed Consolidated Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003                                         5

                Notes to Condensed Consolidated Financial Statements                               6-7

Item 2.         Management's Discussion and Analysis of Financial Condition and                      8
                     Results of Operations


PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings                                                                   15

Item 2.         Changes in securities                                                               16

Item 3.         Defaults Upon Senior Securities                                                     16

Item 4.         Submission of Matters to a Vote of Security Holders                                 16

Item 5.         Other Information                                                                   16

Item 6.         Exhibits and reports of Form 8-K.                                                   16

                Signatures                                                                          17


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


                                            VIVA INTERNATIONAL, INC.
                                       (FORMERLY THE AUXER GROUP, INC.)
                                          CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,               December 31,
                                                                                         2004                    2003
                                                                                   ------------------      ------------------
                                                    ASSETS                            (unaudited)
Current Assets
  Employee advance                                                               $              -         $           81,468
                                                                                   ------------------      ------------------
       Total Current Assets                                                                     -                     81,468

Property plant and equipment, net of accumulated depreciation                                                             -
Security deposit                                                                              68,000                  68,000
Goodwill                                                                                   4,500,000               4,500,000
                                                                                   ------------------      ------------------
       Total Assets                                                              $         4,568,000      $        4,649,468
                                                                                   ==================      ==================

                                            LIABILITIES AND CAPITAL

Current Liabilities
  Accounts payable and accrued expenses                                          $         1,589,916      $        1,278,209
  Credit line                                                                                 24,728                  24,728
  Taxes payable                                                                               97,816                  97,816
  Notes payable                                                                              535,543                 535,543
  Notes payable-shareholders                                                                 778,590                 593,698
                                                                                   ------------------      ------------------
       Total Current Liabilities                                                           3,026,593               2,529,994

Common stock subject to rescission                                                            61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001 par value; issued and outstanding 41.067,944 at June 30, 2004
    and  5,965,144 at December 31, 2003                                                       41,068                   5,965
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; -0- shares outstanding at June 30, 2004 and
    3,510,280 at December 31, 2003                                                                 -                   3,510
Additional paid-in capital                                                                16,552,752              16,584,345
Accumulated deficit                                                                      (15,113,663)            (14,535,596)
                                                                                  ------------------      ------------------
       Stockholders' Equity (Deficit)                                                      1,480,157               2,058,224
                                                                                  ------------------      ------------------
       Total Liabilities and Capital                                             $         4,568,000      $        4,649,468
                                                                                  ==================      ==================

















                                                      See Notes to Financial Statements
                                                                    3


                                                 VIVA INTERNATIONAL, INC.
                                              (FORMERLY THE AUXER GROUP, INC.)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Three Months Ended                  For the Six Months Ended
                                               June 30,                                   June 30,
                                    2004                    2003                  2004                2003
                              ------------------      ------------------      -------------      -------------
                                 (unaudited)             (unaudited)           (unaudited)        (unaudited)
Sales revenues                   $            -          $            -         $        -        $          -

Cost of sales                                 -                  22,269                  -                   -
                              ------------------      ------------------      -------------      -------------

Gross profit (loss)                           -                 (22,269)                 -                   -

General and administrative              322,349                 425,861            539,982             592,016
Interest expenses                        26,085                 545,242             38,085             564,862
Impairment of fixed asset                     -                   5,968                  -               5,968
                              ------------------      ------------------      -------------      -------------
                                        248,434                 977,071            578,067           1,185,055

    Loss from operations               (248,434)               (999,280)           578,067           1,185,055

Other income and expenses
    Bad debt recovery                         -                       -                  -               5,277
    Gain (loss) on sale of assets             -                   1,000                  -             (22,873)
                              ------------------      ------------------      -------------      -------------

Net loss from continuing
    operations                   $     (248,434)         $     (998,280)        $ (578,067)       $ (1,202,651)
                              ==================      ==================      =============      =============

Net loss per common share        $        (0.03)         $        (1.37)        $     (.08)       $      (1.65)
                              ==================      ==================      =============      =============

Weighted average
shares outstanding                    8,665,359                 730,062          7,315,252             730,062
                              ==================      ==================      =============       ============
























                       See Notes to Financial Statements.
                                        4





                                                      VIVA INTERNATIONAL, INC.
                                                   (FORMERLY THE AUXER GROUP, INC.)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Six Months Ended
                                                                                        June 30,
                                                                             2004                    2003
                                                                        ------------------      ------------------
                                                                           (unaudited)              (unaudited)
Operating Activities
--------------------
   Net loss from continuing operations                                $          (578,067)    $        (1,202,651)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Common stock for services                                                            -                  30,000
   Stock issued for compensation                                                        -                  10,000
   Loss on sale of subsidiary                                                           -                  23,873
   Convertible loan interest                                                            -                 545,242
   Other                                                                                -                  17,593
   Changes in operating assets and liabilities:
   (Increase) decrease in other receivables                                        81,468                  15,077
   (Increase) decrease in inventory                                                     -                 158,447
   (Increase) decrease in prepaid expenses                                              -                  55,087
   (Increase) decrease in other receivables                                             -                 (26,325)
   Increase (decrease) in accounts payable and accrued expenses                   311,707                  68,080
   Increase (decrease) in payroll tax liability                                         -                 (31,424)
                                                                        ------------------      ------------------
   Net cash used by operating activities                                         (184,892)               (337,001)

Investing Activities
--------------------
   Sale and spin off of business, net                                                   -                 (42,991)
   Security deposit                                                                     -                 (44,868)
                                                                        ------------------      ------------------
   Net cash used by investing activities                                                -                 (87,859)

Financing Activities
--------------------
   Payment of bank loan                                                                 -                      41
   Short-term borrowings                                                                -                 379,649
   Payments on long-term debt                                                           -                    (599)
   Colbie loan adjustment                                                               -                  35,629
   Shareholder loan payable                                                       184,892                       -
                                                                        ------------------      ------------------
   Net cash provided by financing activities                                      184,892                 414,038
                                                                        ------------------      ------------------

   Increase (decrease) in cash                                                          -                 (10,222)
   Cash at beginning of period                                                          -                  10,222
                                                                        ------------------      ------------------
   Cash at end of period                                              $                 -     $                 -
                                                                        ==================      ==================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
      Interest                                                        $                 -     $                 -
                                                                        ==================      ==================
      Income taxes (benefits)                                         $                 -     $                 -
                                                                        ==================      ==================







                                               See Notes to Financial Statements.
                                                            5

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



Note 1 - The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the "Company") as of June 30, 2004 and their results of operations and their cash flows for the three month periods ended June 30, 2004 and 2003. Results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended June 30, 2004 and 2003 since there was no dilutive effect of potential common shares.

Note 3 - On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of VIVA International, Inc., a Puerto Rico Corportion. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80.00 per share to certain employees of VIVA airlines, Inc. VIVA Airlines, Inc. has no assets and holds a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for $600,000 U.S. Dollars.

Note 4 - Also, on January 8, 2003, the Company sold 80% of Harvey Westbury to a former officer of the Company for $44,126.90 and the forgiveness of $110,401.29 of monies owed by the Company to this officer. The Company approved the forgiveness of $1,206,625 of loans made to Harvey Westbury Corp. The Company then approved the spin-off of the remaining 20% interest in Harvey Westbury to the Company's shareholders of record on January 9, 2003.

Note 5 - During March, 2003 the Company issued 3,750 shares of common stock for the payment of legal fees valued at $30,000 and 43,355 and 35,564 shares of common stock, respectively for the conversion of $86,710 of principal and $71,127 of interest of convertible debt.

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



Note 6 - On April 24, 2002 the Company entered into a modification and payment restructuring agreement with one of its creditors whereby the creditor would try to sell the underlying collateral and offset the proceeds against an agreed upon amount, and any short would be paid by the Company before September 2002. The Company did not make the payment when due and is now in default.

Note 7 - During the first quarter of 2003, the Company corrected an error in failing to issue 2,500 shares of common stock to a former officer of the Company for services in a prior year. The value of the shares of $10,000 was charged to compensation expense.

Note 8 - Through June 30, 2004, payments of $125,575 have been paid to employees of the Company through direct payment by a Company shareholder. The note to shareholder includes a liability for these employee payments. The Company has accrued compensation expense due to the employees as earned. However, the payments to date have been considered as advances against earned compensation and accordingly, at June 30, 2004 they have been recorded as a reduction of the liability to employees for wages earned.

Note 9 - At June 23, 2004, The Company authorized the conversion of all the outstanding preferred stock outstanding to common stock as a result of requests of the individual preferred shareholders. Shares were converted at the ratio of 1 share of preferred stock to 10 shares of common.

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

Viva International, Inc. is a holding company that consists of (4) four wholly owned subsidiaries: Viva Airlines, Inc., CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. A previously wholly owned subsidiary (Harvey Westbury Corp.) was spun off by the Parent Company (Viva/Auxer) during January, 2003 to a former officer and director of the Company in exchange for the assumption of debts and related liabilities. Viva Airlines, Inc. is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic. CT Industries, Inc., Hardyston Distributors, Inc. and Universal Filtration Industries, Inc. are all inactive. Management does not currently plan to resume the respective operations of Hardyston Distributors, Inc., CT Industries, Inc and Universal Filtration Industries, Inc.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003.

Viva International, Inc. had sales of $0 for the three and six months ended June 30, 2004 as compared to sales of $0 for the three and six months ended June 30, 2003. Viva Airlines, Inc., the Company's only operating subsidiary, is in a stage of its Development and has not yet commenced operations.

Viva International, Inc. had net losses of $248,434 and $578,067 for the three and six months ended June 30, 2004 as compared to net losses of $998,380 and $1,202,651 for the three and six months ended June 30. 2003. The decrease in net losses reflects managements decision to reduce its number of key employees continuing to work through the final stages of development of its aviation related business segment as well as a reduction of interest expenses due to non-recurring convertible loan interest.

Viva International, Inc. had general administrative expenses of $222,349 and $539,982 for the three and six months ended June 30, 2004 as compared to general administrative expenses of $425,861 and $592,016 for the three and six months ended June 30, 2003. The decrease in these expenses is attributable to the Company's decision to reduce the number of employees and outside consultants actively working on the final stages of development of the aviation related business segment.

Viva International, Inc. had interest expenses of $26,085 and $38,085 for the three and six months ended June 30, 2004 as compared to $545,242 and $564,862 for the three and six months ended June 30, 2003. The decrease in these expenses is primarily due to a reduction in notes payable and in the interest rates applicable to the existing debt obligations as well as the elimination of a non-recurring interest charge related to the conversion of convertible loans.

The Company did not report any revenue for the three month period ending June 30, 2004. The aviation industry subsidiary is a development stage company and is the only active subsidiary. The aviation industry subsidiary was expected to begin operations prior to the quarter ended June 30, 2004. However, Management expects to continue the development of the aviation segment and expects that it will begin operating during the quarter ended September 30, 2004.

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

On January 21, 2003, we commenced acquisition negotiations with Kick Communications Inc. of New York, an international provider of long distance telephone services. As of today. we have discontinued our discussions with Kick Communications and do not intend to enter into any agreements with them.

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

On February 20, 2003, we entered into negotiations with Mojave Jet to purchase 2 Boeing 737-200 aircraft. To date, we have not completed any type of equipment acquisition with Mojave Jet. However, we do have deposits on file with Mojave to complete future acquisitions. The deposits were funded via the issuance of 15,000,000 shares of preferred stock convertible to common at 10 to 1. In December of 2003, by action of the Company's Board of Directors the preferred shares on deposit were reduced from 15,000,000 to 2,500,000. On June 23, 2004, the shares preferred shares were converted into common shares.

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

On March 27, 2003, The Company announced that it had made executive appointments at its Viva Airline subsidiary. Rudy Dominguez was appointed as President and Chief Operating Officer and Oscar Hasan was appointed as Vice President of Sales & Marketing. Mr. Dominguez also serves Viva International, Inc. as the Company's Chief Operating Officer (COO). Mr. Hasan also serves Viva Air Dominicana, S.A. as that Company's President. On July 15, 2004, Mr. Hasan was appointed as President and Chief Executive Officer of Viva International, Inc.

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

On April 29, 2003, The Company announced the appointment of Ronald S. Greene as the Chief Pilot for its Viva Airlines, Inc. subsidiary. Mr. Greene is currently active in the Company on a part-time basis. For approximately 3 months from a point near the end of 2003 through mid-March of 2004, Mr. Greene was actively piloting for other air carriers. The Company unpaid wages and expenses, of approximately $36,000, due to Mr. Greene. Accordingly, Mr. Greene is not currently working for Viva Airlines, Inc.

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

The Company also announced that it opened an office in the Jet Center at Fort Lauderdale, Florida for use as an operational an administrative center. As of today, the Company has vacated its office in Fort Lauderdale pursuant to the expiration of its lease and relocated its legal department and various administrative functions to a location in Miami, Florida. This change will result in approximately $30,000 in annual savings.

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

On July 14, 2003, The Company announced that am L-1011-50 aircraft subject to a financial agreement with Tri-Star Capital, Ltd. was moved from Tucson, Arizona to Cochabamba, Bolivia on July 13, 2003 for airworthiness testing. Subsequently, the aircraft was discovered to have material defects and the agreements pursuant to the cost of moving the aircraft and performance thereof were disputed. No resolution was reached. The aircraft was to have been utilized in connection with the Company's agreements with Northeast Bolivian. The Northeast Bolivian agreement was abandoned due to the Company's inability to provide the underlying financial assistance necessary to support the agreement.

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

On September 2, 2003, The Company announced that it had appointed Stuart Carnie as its President and Chief Executive Officer. Mr. Carnie has held significant executive positions within the airline and related industries during the past decade. In February of 2004, Mr. Carnie resigned his positions to pursue other opportunities. Company Chairman, Robert J. Scott, assumed the roles of President and Chief Executive Officer until July 15, 2004 when Oscar Hasan was Officially accepted appointment.

On September 3, 2003, The Company announced a joint venture agreement with Pride Airline Network of Humble, Texas. Under the agreement, Viva would provide infrastructure for landing rights, fly over rights, reservations, ticketing and ground handling. The joint venture agreement has not been activated and there are no assurances that it will be.

On September 4, 2003, The Company announced that it had reached agreement on a 3 aircraft acquisition and financing package with Mach Aero International. The Company has been unable to raise the funds necessary for a deposit or down payment on the aircraft. As of today, it is unknown if the agreement remains available to complete.

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

On October 23, 2003, The Company had announced that it had completed negotiations and entered into a letter of intent with Turaser of Brazil to provide flights twice a week from Punta Cana, Dominican Republic to Sao Paulo, Brazil beginning December 1, 2003. The contract has been deferred to a future date and will become activated upon the Company, through Viva Air Dominicana, S.A., being able to prove its ability to provide the services specified in the contract. As of today, the Company has been unable to prove its ability due to its lack of capital and inability to raise the funds necessary to place deposits on aviation lease contracts and pay for the costs of deploying the aircraft.

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

On November 19, 2003, The Company announced that E. Thomas Septembre had accepted appointment as in-house counsel. Mr. Septembre continues to serve in his appointed capacity and currently operates out of our offices in Miami, Florida.

On December 8, 2003, The Company announced the retirement of 12 1/2 million shares of its convertible preferred shares representing 125 million fully diluted common shares.

On June 8, 2004, The Company announced the association, merger, acquisition or assimilation Of Bravo Airlines S. A. of Madrid. Bravo is intended to operate as a non-scheduled seasonal chartered carrier from Madrid to various European destinations. The association will allow for access to licensing rights as well as the utilization of equipment during non peak periods. At the request of Bravo, the discussions and finalization of applicable agreements have been suspended. Talks are expected to resume in September of 2004.

On July 15, 2004, The Company announced the following executive appointments:
Oacar Hasan to the posts of President & Chief Executive Officer, Rudy Dominguez to the post of Chief Operating Officer and E. Thomas Septembre to Vice President of Administration, Compliance & Corporate Governance. In addition, Mrrs. Hasan and Dominguez accepted appointment to the Company's Board of Directors.

On July 19, 2004, The Company announced the ratification of a flight operations agreement with Skyplan Services Limited of Alberta, Canada. The agreement calls for Skyplan to provide flight Dispatch, flight planning, flight following and flight watch services.

On July 20, 2004, The Company announced that is has selected Videcom International, Inc. of the United Kingdom to be its airline reservation system provider. Videcom will provide software and support for reservations, flight inventory, fares, ticketing, credit card authorization and other related services.

On August 13, 2004, The Company announced that it has executed a mutual letter of intent with SRX Continental, Inc. of Aventura, FL. to provide for a joint venture Air Lift Service agreement for Cargo operations.

Sources of Liquidity

At June 30, 2004, the Company had no cash. Since inception the Company has accumulated a deficit of approximately $15,113,663.

Our principal source of funding for the three and six month periods ending June 30, 2004 was from loans from shareholders that are being provided for working capital purposes during the development of the airline project through Viva Airlines, our wholly owned subsidiary. At June 30, 2004, $778,590 in working capital loans have been provided by Company shareholders.

Viva International, Inc. has previously estimated that it will require a minimum of $3,000,000 of working capital to complete Viva Airlines, Inc.'s transition from a development stage company to full operation. However, Company management has scaled back its business plan to a level that that will enable it to begin providing air services so long as it is able to raise a minimum of $500,000.

Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to Viva Airlines, Inc. Viva International, Inc. will only be able to provide the needed capital by raising additional funds. As a result of the scaling back as discussed in the above paragraph, the Company believes that it has improved its chances of raising the minimum levels of financing required.

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

On June 23, 2004, preferred stock of 3,510,280 was converted to 35,102,800 shares of common stock pursuant to the request of the preferred holders and consistent with the provisions and features of the preferred shares.

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

                             VIVA INTERNATIONAL, INC.

Date:  August 27, 2004       By:  /s/   Robert Scott
                             -------------------------------------------
                                        Robert J. Scott
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Director