Form 10QSB
period 2004-09-30
VIVA INTERNATIONAL INC
filed 2004-11-22
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 41,067,944 shares of common stock, $0.001 par value, as of November 19, 2004.



================================================================================

                            VIVA INTERNATIONAL, INC.

                                   FORM 10-QSB

                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION




                                                                                               Page
                                                                                               ----

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                     September 30, 2004 and December 31, 2003                                    3

                Condensed Consolidated Statements of Operations
                     Three and nine months ended September 30, 2004 and 2003                     4

                Condensed Consolidated Statements of Cash Flows Nine months
                     ended September 30, 2004 and 2003                                           5

                Notes to Condensed Consolidated Financial Statements                            6-7

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


                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,            December 31,
                                                                                         2004                    2003
                                                                                         ----                    ----
                    ASSETS                                                            (unaudited)
Current Assets
  Employee advance                                                               $                 -     $            81,468
                                                                                   ------------------      ------------------
       Total Current Assets                                                                        -                  81,468

Property plant and equipment, net of accumulated depreciation                                                              -
Security deposit                                                                              68,000                  68,000
Goodwill                                                                                   4,500,000               4,500,000
                                                                                   ------------------      ------------------
       Total Assets                                                              $         4,568,000     $         4,649,468
                                                                                   ==================      ==================

               LIABILITIES AND CAPITAL
Current Liabilities
  Accounts payable and accrued expenses                                          $         1,789,142     $         1,278,209
  Credit line                                                                                 24,728                  24,728
  Taxes payable                                                                               97,816                  97,816
  Notes payable                                                                              555,443                 535,543
  Notes payable-shareholders                                                                 816,010                 593,698
                                                                                   ------------------      ------------------
       Total Current Liabilities                                                           3,283,139               2,529,994

Common stock subject to rescission                                                            61,250                  61,250

Commitments and contingencies

Stockholders' Equity (Deficit)
  Common stock, 1,000,000,000 shares authorized at $.001 par value; issued and outstanding 41.067,944 at September 30, 2004
    and  5,965,144 at December 31, 2003                                                       41,068                   5,965
  Preferred stock 25,000,000 shares authorized at
    $.001 par value; -0- shares outstanding at September 30, 2004 and
    3,510,280 at December 31, 2003                                                                 -                   3,510
Additional paid-in capital                                                                16,552,752              16,584,345
Accumulated deficit                                                                      (15,370,209)            (14,535,596)
                                                                                  ------------------      ------------------
       Stockholders' Equity (Deficit)                                                      1,284,861               2,058,224
                                                                                  ------------------      ------------------
       Total Liabilities and Capital                                             $         4,568,000     $         4,649,468
                                                                                  ==================      ==================



                        See Notes to Financial Statements
                                        3


                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Three Months Ended                    For the Nine Months Ended
                                              September 30,                                  September 30,
                                        2004                   2003                   2004                   2003
                                    ------------           ------------           ------------           ------------
                                    (unaudited)              (unaudited)          (unaudited)        (unaudited)

Sales revenues                      $         --           $         --           $         --           $         --

Cost of sales                                 --                 40,423                     --                 62,632
                                    ------------           ------------           ------------           ------------

Gross profit (loss)                           --                (40,423)                    --                (62,632)

General and administrative               229,591                298,832                769,572                890,848
Interest expenses                         26,955                 21,551                 65,040                584,386
Impairment of fixed asset                     --                     --                     --                  5,968
                                    ------------           ------------           ------------           ------------
                                         256,546                320,383                834,612              1,481,202

    Loss from operations                (256,546)              (360,806)              (834,612)            (1,543,834)

Other income and expenses
    Interest income                           --                     --                     --                  3,250
    Gain (loss) on sale of assets             --                 (1,000)                    --                (23,873)
                                    ------------           ------------           ------------           ------------

Net loss from continuing
    operations                      $   (256,546)          $   (361,806)          $   (834,612)          $ (1,564,457)
                                    ============           ============           ============           ============

Net loss per common share $                (0.01)          $      (0.07)          $       (.03)          $      (0.65)
                                    ============           ============           ============           ============

Weighted average
shares outstanding                    41,067,944              5,487,911             30,267,082              2,416,198
                                    ============           ============           ============           ============



                       See Notes to Financial Statements.
                                        4


                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                  2004                       2003
                                                                              -----------                -----------
                                                                               (unaudited)                (unaudited)
Operating Activities
--------------------
   Net loss from continuing operations                                        $  (834,612)               $(1,564,457)
   Adjustments to reconcile net loss to net cash
      used by operating activities:

   Loss on sale of subsidiary                                                          --                     23,873
   Convertible loan interest                                                           --                    584,386
   Other                                                                               --                      5,968
   Roundings                                                                           (1)                        --
   Changes in operating assets and liabilities:
   (Increase) decrease in other receivables                                        81,468                     15,077
   (Increase) decrease in inventory                                                    --                    158,447
   (Increase) decrease in prepaid expenses                                             --                     55,087
   (Increase) decrease in other receivables                                            --
                                                                                                             (43,725)
   Increase (decrease) in accounts payable and accrued expenses                   510,933                    428,862
                                                                              -----------                -----------
   Net cash used by operating activities                                         (242,212)                  (336,482)

Investing Activities
--------------------

   Sale and spin off of business, net                                                  --
                                                                                                             (42,991)
   Security deposit                                                                    --                    (44,868)
                                                                              -----------                -----------
   Net cash used by investing activities                                               --                    (87,859)

Financing Activities
--------------------

   Payment of bank loan                                                                --                        (41)
   Short-term borrowings                                                           19,900                    379,649
   Payments on long-term debt                                                          --                   (131,474)
   Colbie loan adjustment                                                              --                     35,629
   Shareholder loan payable                                                       222,312                    510,005
                                                                              -----------                -----------
   Net cash provided by financing activities                                      242,212                    414,119
                                                                              -----------                -----------

   Increase (decrease) in cash                                                         --                    (10,222)
   Cash at beginning of period                                                         --                     10,222
                                                                              -----------                -----------
   Cash at end of period                                                      $        --                $        --
                                                                              ===========                ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
      Interest                                                                $        --                $        --
                                                                              ===========                ===========
      Income taxes (benefits)                                                 $        --                $        --
                                                                              ===========                ===========


                       See Notes to Financial Statements.
                                        5

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



Note 1 - The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the "Company") as of September 30, 2004 and their results of operations for the three month and and nine month periods ended September 30, 2004 and 2003 and the statement of cash flows for the nine month period ended September 30, 2004.. Results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended September 30, 2004 and 2003 since there was no dilutive effect of potential common shares.

Note 3- On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of VIVA International, Inc., a Puerto Rico Corportion. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80.00 per share to certain employees of VIVA airlines, Inc. VIVA Airlines, Inc. has no assets.

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

                            VIVA INTERNATIONAL, INC.
                        (FORMERLY THE AUXER GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



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

Note 8- Through September 30, 2004, payments of $137,404 have been paid to employees of the Company through direct payment by a Company shareholder. The note to shareholder includes a liability for these employee payments. The Company has accrued compensation expense due to the employees as earned. However, the payments to date have been considered as advances against earned compensation and accordingly, at September 30, 2004 they have been recorded as a reduction of the liability to employees for wages earned.

Note 9- At June 23, 2004, The Company authorized the conversion of all the outstanding preferred stock outstanding to common stock as a result of requests of the individual preferred shareholders. Shares were converted at the ratio of 1 share of preferred stock to 10 shares of common.

Note 10- Subsequent event:
         At November 16, 2004, the Company announced that it had agreed to the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc., to Carr Holdings, LLC. Pursuant to the agreement, Carr Holdings, LLC agrees to assume up to $100,000 in liabilities, absorb any and all costs of conducting its business affairs as a public entity and to issue a 1 for 1 share certificate in the new public company to the existing shareholders of VIVI as of November 20, 2004.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ----------------------------------------------------------------

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

Viva International, Inc. is a holding company that consists of (4) four wholly owned subsidiaries: Viva Airlines, Inc., CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. A previously wholly owned subsidiary (Harvey Westbury Corp.) was spun off by the Parent Company (Viva/Auxer) during January, 2003 to a former officer and director of the Company in exchange for the assumption of debts and related liabilities. Viva Airlines, Inc. is a development stage company that will provide passenger and cargo services to various destinations from its commercial hub in Santo Domingo, Dominican Republic. CT Industries, Inc., Hardyston Distributors, Inc. and Universal Filtration Industries, Inc. are all inactive. Management does not currently plan to resume the respective operations of Hardyston Distributors, Inc., CT Industries, Inc and Universal Filtration Industries, Inc. Viva has announced agreements to sell off its CT Industries, Inc. and Universal Filtration Industries, Inc. subsidiaries to private Companies who intend to file registration statements to become public entities. Any shares of ownership that Viva may receive from the sale of its subsidiaries has been agreed to be spun off to the existing shareholders of Viva as of a record date commensurate with the agreements.

Results of Operations for the Three and Six Months Ended September 30, 2004 and 2003.

Viva International, Inc. had sales of $0 for the three and nine months ended September 30, 2004 as compared to sales of $0 for the three and nine months ended September 30, 2003. Viva Airlines, Inc., the Company's only operating subsidiary, is in a stage of its Development and has not yet commenced operations.

Viva International, Inc. had net losses of $256,546 and $834,612 for the three and six months ended September 30, 2004 as compared to net losses of $361,806 and $1,564,457 for the three and nine months ended September 30. 2003. The decrease in net losses reflects managements decision to reduce its number of key employees continuing to work through the final stages of development of its aviation related business segment as well as a reduction of interest expenses due to non-recurring convertible loan interest.

Viva International, Inc. had general administrative expenses of $229,591 and $769,572 for the three and nine months ended September 30, 2004 as compared to general administrative expenses of $298,832 and $890,848 for the three and nine months ended September 30, 2003. The decrease in these expenses is attributable to the Company's decision to reduce the number of employees and outside consultants actively working on the final stages of development of the aviation related business segment.

Viva International, Inc. had interest expenses of $26,955 and $65,040 for the three and nine months ended September 30, 2004 as compared to $21,551 and $584,386 for the three and nine months ended September 30, 2003. The increase for the three month period ended September 30, 2004 over that of the three month period ended September 30, 2003 is indicative of the Company's continuing reliance on shareholder and notes payable to fund ongoing operating expenses. The overall reduction for the nine month period ended September 30, 2004 versus that of the nine month period ended September 30, 2003 is primarily due to an overall reduction in notes payable and in the interest rates applicable to the existing debt obligations as well as the elimination of a non-recurring interest charge related to the conversion of convertible loans.

The Company did not report any revenue for the three month period ending September 30, 2004. The aviation industry subsidiary is a development stage company and is the only active subsidiary. The aviation industry subsidiary was expected to begin operations prior to the quarter ended September 30, 2004. However, Management in response to the ever changing industry environment has recast its strategic business plan to concentrate on beginning its operations with smaller commuter type aircraft and also intends to initially concentrate on building various joint venture agreements and accordingly, the Company's expected date to begin operations has not yet been determined. Management believes that the delays it has thus far experienced in creating its operating entity may prove to be advantageous and has prevented the Company from entering into equipment acquisition agreements and/or other transactions which might be unprofitable.

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

The stock exchange agreement and plan of reorganization also required that our only active subsidiary, Harvey Westbury Corp., be spun off. Our former officer and director, Eugene Chiaramonte Jr., obtained control of Harvey Westbury Corp. through conversion of debt owed to him, by Harvey Westbury Corp. which has remained a private company since the spin-off.

As of today, our other wholly owned subsidiaries are inactive or in the process of being sold and/or dissolved.

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

On April 29, 2003, The Company announced the appointment of Ronald S. Greene as the Chief Pilot for its Viva Airlines, Inc. subsidiary. Mr. Greene is currently active in the Company on a part-time basis. For approximately 3 months from a point near the end of 2003 through mid-March of 2004, Mr. Greene was actively piloting for other air carriers. The Company has unpaid wages and expenses, of approximately $36,000, due to Mr. Greene. Accordingly, Mr. Greene is not currently working for Viva Airlines, Inc. and is not likely to return to active duty. While the Company intends to settle its debt with Mr. Greene, it does not currently have the ability to do so. Accordingly, Mr. Greene has become hostile towards the Company and its management team.

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

On September 2, 2003, The Company announced that it had appointed Stuart Carnie as its President and Chief Executive Officer. Mr. Carnie has held significant executive positions within the airline and related industries during the past decade. In February of 2004, Mr. Carnie resigned his positions to pursue other opportunities. Company Chairman, Robert J. Scott, assumed the roles of President and Chief Executive Officer until July 15, 2004 when Oscar Hasan officially accepted appointment to those posts.

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

On June 8, 2004, The Company announced the association, merger, acquisition or assimilation Of Bravo Airlines S. A. of Madrid. Bravo is intended to operate as a non-scheduled seasonal chartered carrier from Madrid to various European destinations. The association will allow for access to licensing rights as well as the utilization of equipment during non peak periods. At the request of Bravo, the discussions and finalization of applicable agreements have been suspended. As of today, Viva remains interested in resuming discussions with Bravo. However, it is doubtful that discussions will resume during the foreseeable future.

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

On August 13, 2004, The Company announced that it has executed a mutual letter of intent with SRX Continental, Inc. of Aventura, FL. to provide for a joint venture Air Lift Service agreement for Cargo operations. The Company has been unable to activate the agreement to an operating status as certain issues and requirements pertaining to the Viva Air Dominicana's airline operating certificate has yet to be satisfied. Management believes that the obstacles currently existing will be removed within a short period of time and that discussions with SRX Continental can be resumed. As far as management can determine, the mutual benefits of a Viva/SRX joint venture agreement remain strong.

On August 23, 2004, The Company announced that Viva International and SRX Continental were planning to enter into a business combination. Certain issues and requirements pertaining to the airline operating certificate of Viva Air Dominicana that require resolution to activate to allow usage and trafficking and accordingly, continuing discussions with SRX Continental have been deferred. Management expects that these discussions will resume in December of 2004 or January of 2005.

On September 13, 2004, The Company announced that it was nearing the completion on sale of its wholly owned subsidiary, C. T. Industries to Legends Group Holdings (previously known as Adventure Group Holdings Corporation). The announced sale has not been completed due to the inability of Legends Group to raise the capital necessary to undertake certain filings and registrations as contemplated under the agreement. Viva does not know if the Legends Group will be able to complete this agreement but we have not received any indication from Legends Group that they will not be able to raise the funds necessary to do so.

On September 16, 2004, The Company announced that Legends Production Company has signed a national and international radio syndication agreement with "Sports ByLIne" radio network.

On September 28, 2004, The Company announced that it had negotiated a mutual agreement governing (2) two Boeing 747-269B aircraft with Seabird World Airways. The Company has been unable to finalize an agreement with Seabird because Viva Air Dominicana's airline operating certificate has not yet been activated. Management believes that those obstacles to activating Viva Air Dominicana's airline operating certificate will soon be resolved and discussions with Seabird can resume. Management has no reason to believe that the agreements contemplated with Seabird can not be completed.

On November 4, 2004, The Company announced that it had revised its business plans to operate passenger and cargo traffic throughout the Caribbean by incorporating the usage of commuter type aircraft. The change in business plan was prompted by market conditions, the high cost of fuel and new opportunities that would be more suitable to the implementation of commuter type aircraft.

On November 16, 2004, The Company announced that it has reached agreement on the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc. to Carr Holdings, LLC of Novi, Michigan. Pursuant to the agreement, Carr will assume up to $100,000 of liabilities and plans to take Universal public. Carr further has agreed to offer each Viva shareholder of record as of November 20, 2004 one share in the new public company for each share of Viva owned.

On November 17, 2004, The Company announced that it is pursuing a joint venture operating opportunity with a Caribbean charter operator and that pursuant to its efforts has obtained a $50,000 insurance concession from Portsmouth International Marine Service and Insurance Centre (PIMSIC). PIMSIC and Viva have agreed to meet on November 29th to explore aircraft and financing opportunities between the two companies and their affiliates.

On November 19, 2004, The Company announced that it has entered into an investment banking contract with S. G. Martin Securities of Rocky Point, New York. S. G. Martin hopes to raise up to $10 million for aircraft financing commencing with initial efforts to secure SAAB 340 type aircraft under various open negotiations.

Sources of Liquidity

At September 30, 2004, the Company had no cash. Since inception the Company has accumulated a deficit of approximately $15,370,209.

Our principal source of funding for the three month period ending September 30, 2004 was from loans from shareholders that are being provided for working capital purposes during the development of the airline project through Viva Airlines, our wholly owned subsidiary. At September 30, 2004, $816,010 in working capital loans have been provided by Company shareholders.

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

Further, the Company has recently announced the retention of S. G. Martin Securities, LLC to provide investment banking services. Notwithstanding the engagement of S. G. Martin, the Company has continued negotiations with other firms and/or individuals capable of providing various needed financial and capital services and availability. The Company management believes that the engagement of Martin as well as the renewed interest in our airline project will allow it access to the capital it needs to implement its strategic business plan.

However, should we continue to be unable to raise adequate funds it could result in the failure to complete needed acquisitions of certain aviation assets or payment of certain related expenses that would delay or prevent the commencement of the operation of Viva Airlines, Inc.

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

(9) Ty Hiither vs. Viva International, Inc.-Small claims action against the Company for unpaid services related to Web Site development. A court judgment has been entered against the Company for $3,073 as of July 12, 2004. Since the judgment has been entered the plaintiff has refused an offer to settle the claim by issuance of Company stock and has intentionally and maliciously sought to damage the Company through the development of a web site portal and by various links to the Company's web site. Pursuant to the plaintiffs efforts, she has made various posts and made various references to the Company's plans, its employees, consultants and managers that were damaging or potentially damaging and were made without her attempts to verify or perform other due diligence to determine the accuracy and reliability of the information that she intentionally posted. The Company believes that plaintiff may have acted criminally and accordingly, may seek relief or other sanctions and may assess damages at amounts far in excess of the plaintiff's claim.

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

Item 5.   Other Information.

          None

Item 6.  Exhibits and Reports of  Form 8-K.

          (a) Exhibits required by Item 601 of Regulation S-B.

          None

          (b) Reports of Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 22, 2004.

                             VIVA INTERNATIONAL, INC.

Date:  November 22, 2004          By:  /s/   Robert Scott
                             -------------------------------------------
                                        Robert J. Scott
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Director