Form 10KSB
period 2004-12-31
VIVA INTERNATIONAL INC
filed 2005-05-04
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For Fiscal Year Ended

December 31, 2004

Commission File #0-30440

VIVA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

22-3537927

(IRS Employer Identification Number)

954 Business Park Drive, Suite #2, Traverse City, MI 49686

(Address of principal executive offices)(Zip Code)

(231) 946-4343

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $0

Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of April 28, 2005, was: $6,570,967 (based on a stock price of $.19).

Number of shares of the registrant’s common stock outstanding as of April 28, 2005 is: 45,703,410

Transfer Agent as of April 28, 2005:

Interstate Transfer Company
874 E. 5900 South, Suite 101
Salt Lake City, Utah 84107

PART I

ITEM 1. DESCRIPTION OF BUSINESS

a. Business Development

On September 17, 2002, Viva Airlines, Inc., was incorporated as a Puerto Rico Corporation. Its principal office is located in Traverse City, Michigan. Viva has not been involved in any bankruptcy, receivership, or other similar proceedings.

b. Business of the Issuer

1. Principal Products or Services and their Markets

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

Viva’s research and projections indicate that air travel to and from the Caribbean hubs in San Juan, Puerto Rico and the Dominican Republic is sufficient to establish a new carrier utilizing ten or more aircraft and operating selected routes. The Viva plan has the potential for a rapid ramp-up due to the nature of the routes as well as the demand for travel currently in the targeted markets served.

On February 19, 2003, Viva Air Dominicana, S.A., a Dominican Republic corporation was formed. The corporation is owned 24 ½ percent each by Robert Scott and Oscar Hasan and 51% by citizens of the Dominican Republic. Mr. Scott and Mr. Hasan have assigned their respective interests to Viva International, Inc.

Viva has concentrated its efforts on obtaining its airline operating ability through Viva Air Dominicana S.A. Viva Air Dominicana S.A. has complied with all requirements including the filing of various aviation and flight manuals as has been requested by the Dominican Aviation Authority. At this date, Viva Air Dominicana S.A. has complied with each and every requirement of licensure as has specifically been requested by the Dominican Aeronautical Authority and approval and issuance of an airline operating certificate will be forthcoming. Viva's previous attempts were delayed in part due to a change in governmental leadership resulting from a popular election vote of its citizens. No problems are anticipated in procuring the licensing as filed for. Viva expects to be officially recognized as the flag carrier of the Dominican Republic upon the issuance of its airline operating certificate and the commencement of operations.

During its initial year of operations, management estimates that the Company will require cash in excess of revenues it will generate until various key flight routes become established. The relatively costly organizational and regulatory obligations of a new air carrier are contributory causes of the excess cash requirements.. Investment activity will be necessary to cover expenses during this period.

Viva has the following objectives:

1. To obtain required D.O.T. and F.A.A. certifications.

2. To commence revenue service during 2005, anticipated to be during the 2nd quarter.

3. To raise sufficient “bridge” capital in a timely fashion to financially enable these objectives.

4. To commence operations with one aircraft in month one, three to four aircraft by the end of month three, and six to eight aircraft by the end of month six. Due to previously failed performance on various letters of intent, purchase agreements or lease arrangements, the Company is unwilling to commit to a specific aircraft configuration at this time. Suitable aircraft able to be profitably operated on the proposed route structure of Viva Air is currently available in abundance.

Viva Airlines has a mission to provide safe, efficient, low-cost consumer air travel service. Its service will emphasize safety as its highest priority, will strive to operate timely flights and will provide friendly and courteous “no frills” service.

Service Business Analysis

The Federal Government de-regulated the airline industry in 1978. Prior to that time the government virtually guaranteed the profitability of the airline industry, at the expense of the consumer. Routes were restricted. Fares were fixed. Costs got out of control. Today some of the major carriers still continue to operate at less than optimum efficiency. This has spawned the success of various "discount" carriers, most notably Southwest Airlines and Jet Blue.

The low cost carriers have proven that they can operate profitably, can garner market share, and have even spawned an increase in travel by luring those who would previously have traveled by bus, rail, or automobile or who would not have traveled at all.

Many major airlines today are experiencing significant losses. The management of Viva feels that these losses can be traced directly to the high cost of labor, fuel, servicing of heavy debt or lease payments from equipment acquisition, operational inefficiency, and poor management. Viva's management believes that its business strategies will provide competitive advantages by utilization of lower cost labor, fuel efficient aircraft, economically favorable leases on equipment and other efficiencies associated with operating in a lower cost environment. Viva management also believes that with a limited and specific market focus that it will be able to offer more comprehensive, personal and convenient services to its customers than would be available from the larger carriers.

In retrospect, de-regulation has succeeded in providing air travelers with better service but has not necessarily provided service at a lower price. In the recent times of financial trouble many airlines have complained of an under supply of air travelers, when in fact there is an under supply of affordable seats. It is Viva’s goal to provide these affordable seats while maintaining a profitable airline.

2. Distribution Methods of the Products and Services

Fulfillment

Aircraft will be obtained on an ACMI (aircraft, crew, maintenance & insurance) or “dry lease” basis (without fuel) from selected aircraft owners/brokers at rates favorable to the overall airline operation and possibly at rates below industry standards.

Generally, first and last month’s lease payments are required in advance. Leases will usually be for a five year period and will most likely be operating leases. Accordingly, the lease payments should qualify as an expense for both financial and tax reporting purposes. Most leases will contain renewal terms but are not likely to contain buy- out provisions. Additionally, the lessor may require a maintenance reserve. Viva is prepared to make a maintenance reserve deposit but believes that they will be able to persuade the individual lessors to waive this requirement.

Outsourcing of services are planned as follows:

Maintenance:

All regular “A” and “B” maintenance will be performed by outsourced to FAA certified maintenance repair facilities. Alternatively, the Company is exploring the creation of its own maintenance facility convenient to its hub operations at Santo Domingo, Dominican Republic and San Juan, Puerto Rico. Management is prepared to outsource regular and routine maintenance but is excited at the prospect of creating new job opportunities for skilled aviation repair technicians. Periodic “C” and “D” overhauls and major maintenance will be outsourced. Costs are budgeted at $452 per flight hour for maintenance reserves and $500 per flight hour for line maintenance and parts. It is common for many carriers in the aviation industry (including some large carriers) to “sub-out” “C” and “D” scheduled maintenance. Thus, it is not viewed as a competitive or regulatory disadvantage to Viva to do likewise.

Ground Handling:

Airplane parking services, baggage loading and unloading, and baggage and freight handling services will be outsourced at all airports other than the Caribbean hubs where these services will be performed by Viva personnel.

Food Service:

All condiments and beverages served on Viva flights will be purchased from in-flight food service providers.

Technology

All equipment and systems that will be utilized by Viva have been carefully and diligently evaluated. Management feels that it is an advantage to be starting an airline today versus using many of the systems that burden even the largest domestic carriers with extra cost due to outmoded technology. The technological advantages to management’s choices are outlined below:

Airplane advantages:

Management has significant prior experience and is well acquainted with all facets of operation of the airplanes it will choose to operate its flight services.

Reservation advantages:

The predominate reservations systems in the airline industry today, “Sabre” and “Apollo,” are outmoded and obsolete. The major carriers are slow to change because of the huge capital requirement to “roll over” their entire reservations system at one time. Therefore, they keep using the old and outdated systems.

On December 17, 2004, Viva entered into an agreement with Radixx Solutions International, Inc., whereby Radixx will supply Viva with a Windows-based ticketless client/server airline reservations system. The client/server based airline software supplied by Radixx successfully combines the power and scalability with flexibility and low cost.

The reservations system that Viva will use has three main advantages

That will contribute to cost savings: 1) Speed, 2) Learning Curve, and 3) Integration. Since today’s PC’s operate much faster than earlier versions, Viva’s reservation employees will be able to complete a typical reservation procedure up to 75% faster than industry averages. Most reservations will be completed in two minutes or less (as opposed to the frequent 8 to 10 minutes that almost everyone has experienced from time to time). The system simply searches and retrieves data faster. The result is not only higher levels of customer satisfaction but also substantial savings in communications cost to Viva.

Training costs are also reduced exponentially. There is characteristically high turnover among airline reservation employees. “Sabre” and “Apollo” take two weeks to learn. Viva’s system will enable a basic computer literate employee to learn the system in a fraction of time needed by “Sabre” and “Apollo”.

Viva’s system also integrates with other management information systems used by Viva. It is designed to operate in a “ticketless” environment,

something the other systems have difficulty accomplishing.

Operational advantages:

Over-all operations will be seamless from area-to-area of Viva’s management information systems as a whole. Most systems utilized by the major carriers today were put in place more than 20 years ago. Thus, there is a constant need for each operational area to “talk” or “re-transmit” essential data. Not only will Viva’s information systems operate “seamlessly” but they will also enhance the ability to conform to all FAA compliance requirements. The biggest and toughest compliance issue facing carriers today is “record keeping.” It is not enough to comply, but one must be able to prove compliance as well as have full and clearly defined and documented internal accountability.

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

Available technology has now afforded the opportunity both to sell one’s own tickets and to eliminate the physical ticket altogether. The critical element for both strategies to be successful for an airline is simply to create the demand for travel on one’s airline. If the airline makes it desirable for the consumer to want to fly it then it is just as easy to order tickets directly from the airline as it is from any other source. Viva will have its own reservations agents available via an 800 number (the service will be available 24 hours from an available pool of agents). In addition, we will have an Internet site where schedules are available and customers can book their own reservations and buy tickets via credit card.

Viva expects to sell as much as 90% of its air travel “direct” and “ticketless.” It has budgeted 10% of sales as commission to sales agents.

“Ticketless” travel has an additional advantage since Viva will not wait 30 days for collection of clearinghouse funds from other airlines on combined-carrier tickets. Also, it is not expected to be a competitive disadvantage for Viva’s passengers to connect to other airlines. They will want to fly Viva to available destinations to save money even if they need to buy a paper ticket on another airline. Viva flights will be listed in all available flight information systems.

3. Status of any publicly announced new product or service

4. Competitive business conditions

The primary competition in our market is American Airlines and Continental Airlines, which account for 80% of the air travel volume in this market. This is as high a single market dominance that exists in any United States market. Also, this results in the highest fares in the nation for travel in-and-out of the Caribbean.

Viva feels that it can obtain a significant portion of this business. Our costs per available seat mile are expected to be lower than the either American or Continental.

It has been widely reported that American Airlines has significant financial difficulties. In the Company’s opinion, this identifies an opportunity for a “hub-based” carrier in the Caribbean market.

Operation of a number of similar of aircraft will have significant cost, maintenance, and training expense reduction.

Viva’s aircraft will operate out of its hubs with high utilization based on price advantage. Viva will have an over-all competitive advantage since we don’t have aircraft or operations outside of our limited focus. Other airlines must maintain “system-wide” load factors and utilization, while Viva will operate profitably within its “niche” market. This will serve as a barrier to entry from other competitors once Viva is entrenched in this market. It is unlikely that the larger airlines will wish to compete with Viva’s envisioned fare structure as they are likely to focus their attention on their more profitable “long-haul” routes utilizing their larger aircraft.

Main Competitors

In the past, a major competitor in our market was US Air. At one time Eastern Airlines and Piedmont dominated the market. Eastern Airlines went out of business and Piedmont was acquired by US Air. US Air was highly vulnerable because of its high operating costs. ASM short-haul cost is currently the highest in the United States.

US Air’s problems can be traced to two main factors. The first is the fact that their growth strategy was by acquisition. The consolidation of these carriers did not produce the operational cost advantages that were anticipated. Secondly, and most important, has been out-of-control labor costs. US Air’s stronghold was in the Northeastern United States. The strongest labor unions are located in this part of the country and prior management was completely ineffective in obtaining any concessions from these unions.

In spite of high costs, US Air had grown to become the nation’s sixth largest air carrier. However, bankruptcy and recent press articles indicate uncertainty in their future path.

5. Raw materials

Not applicable.

6. Dependence on one or a few major customers

Not applicable.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements, and labor contracts

8. Government approvals of principal products or services

9. Effect of existing government regulations

10. Research and development

Not applicable.

11. Costs and effects of compliance with environmental laws

Not applicable.

12. Number of Employees

The Viva International, Inc. and its subsidiaries have 8 employees. The Company has contractual obligations to 3 of the 8 employees.

ITEM 2. DESCRIPTION OF PROPERTY

We presently utilize approximately 1,475 square office space located at 954 Business Park Drive, Suites #3 & 4, Traverse City, MI. 49686. The Company’s lease obligation for this space is $1,475 per month and the space currently is being leased on a month to month basis. The Company is not committed to lease obligations beyond its month to month usage and can vacate the property in favor or larger or smaller space at any time without penalty.

ITEM 3. LEGAL PROCEEDINGS

(1) The Auxer Group, Auxer Telecom, Inc. and CT Industries, Inc. vs. Husni Hassan, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous - Superior Court of New Jersey, Law Division, Passaic County - Index No. L1120-02, filed on February 22, 2002. Auxer is requesting a sum of $1,250,000 plus interest for default of promissory note, violation of stock purchase agreement and violation of employment contract. On April 12, 2002, Clifton Telecard Alliance, Kattosko Communications, Mohd Qattous and Mustafa Qattous filed a counterclaim for violation of stock purchase agreement. The defendants have deposited $12,000 into an escrow account pending the issuance and execution of mutual releases. The distribution of amounts from escrow has not been determined. Accordingly, this matter remains open but due to the immateriality of the settlement proceeds the attorneys have indicated reluctance to pursue this matter further. The Company will encourage a swift resolve of the remaining issues during the next few months.

(2) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer’s bank account even though the responsible party was Auxer Telecom. Auxer’s litigation counsel successfully separated the defendants in this case and the judgment is only against Auxer Telecom Inc., Auxer’s inactive subsidiary. The attachment on Auxer’s bank account should be released shortly. Auxer does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

(3) International Access dba Access International, Inc. v. CT Industries, Inc. -Los Angeles Superior Court, Central District - Case No. BC 282393, filed on September 30, 2002. International Access (“IA”) claims that CT Industries, Inc., Auxer’s subsidiary, entered into an agreement (Switch Port Lease and Service Agreement) with IA whereby IA would provide one year of telecommunications services to CT Industries. IA claims it provided the services and was not paid because checks from CT Industries were returned for insufficient funds. IA is requesting payment of $76,095.34 plus 10% interest per annum from March 13, 2002. Auxer does not intend to respond to this lawsuit and will allow a judgment to be entered against CT Industries, its inactive subsidiary.

(4) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was Auxer’s landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer’s former business address. It is suing Auxer for failure to pay base rent of $7,083.33 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer’s lease. Mahure, LLC is requesting $58,465.49 attorney’s fees, cost of suit and interest. The Company did not contest this matter and accordingly, as judgment has been entered against it for approximately $98,000.

(5) Colbie Pacific Capital- On April 24, 2002, Auxer entered into a

Modification and Restructuring Agreement with Colbie Pacific Capital. The agreement required Auxer to make a $350,000 payment to Colbie by September 28, 2002. Auxer failed to make such payment and the sum of $450,000 plus accrued interest is now due to Colbie. On October 8, 2002, Auxer received a settlement offer from Colbie’s attorney whereby Colbie agreed to allow Auxer to sell certain assets and make the required payment. Auxer is trying to sell such assets, specifically telecommunications switching equipment. However, the assets have limited value and application and the likelihood of sale appears to be unlikely. Accordingly, the Company hopes to negotiate a settlement for less than the recorded amount of the liability.

(6) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of

California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer’s subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries does not intend to appear at the hearing and contest this matter.

(7) Environmental Materials Corporation vs. Harvey Westbury Corp., The Auxer Group, Inc., Ronald Shaver, Ryan Shaver, et al.-On March 7, 2003 Environmental filed an action in the Superior Court of New Jersey for Ocean County, Docket No. 717-03, demanding payment for sums allegedly due it from companies under the control of Ronald & Ryan Shaver (“the Shavers”) and Harvey Westbury and the Company. Subsequent discovery revealed that Harvey owed a maximum of $5,500 to Environmental. This portion of the legal matter has been satisfactorily resolved. However, pursuant to this case, Harvey and the Company have cross claimed against the Shavers and the Shavers have cross claimed against the Company seeking damages with respect to their employment contracts totaling several hundreds of thousands of dollars. The Company has amended its cross claim motion to include a third party claim against Richard Anslow, Esq. of former counsel to the Company for assisting the Shavers in their attempts to gain control of the Company during a period when Anslow was still purporting to represent the Company. The Company believes it has meritorious defenses against the claims of the Shavers and intends to vigorously defend the action. Depositions have been ordered in this matter as it moves towards an ultimate court hearing date.

(8) Paul R. Lydiate - Labor Claim in California against Auxer Telecom Inc. for $20,192. Auxer did not appear at the hearing on May 6, 2002. Auxer Telecom Inc. was dissolved on March 18, 2002.

(9) Ty Hiither vs. Viva International, Inc.-Small claims action against the Company for unpaid services related to Web Site Development. A court judgment has been entered against the Company for $3,073 as of July 12, 2004. Since the judgment has been entered the plaintiff has refused an offer to settle the claim by issuance of Company stock and has intentionally and maliciously sought to damage the Company through the development of a web site portal and by various links to the Company’s web site. Pursuant to the Plaintiff’s efforts, she has made various posts and made various references to the Company’s plans, it’s employees, consultants and managers that were damaging or potentially damaging and were made without her attempts to verify or perform other due diligence to determine the accuracy and reliability of the information that she intentionally posted. The Company believes that the plaintiff may have acted criminally and accordingly, may seek relief or other sanctions and may assess damages at amounts far in excess of the plaintiff’s claim.

(10) Ronald Greene vs. Viva Airlines, Inc.- Mr. Greene previously was engaged as the chief pilot for Viva Airlines, Inc. Mr. Greene has claimed that he is owed approximately $25,000 plus certain expenses for his services during the time he was involved with the Company. Although a formal action has not yet occurred, Mr. Greene has threatened suit as well as indicating he had filed various labor and wage claims with regulatory agencies. Mr. Greene has also indicated that he has filed various complaints with aviation regulatory authorities. The Company has been unable to reach a mutually satisfying resolution of this matter.

Other than as stated above, we are not currently aware of any other pending, past or present litigation that would be considered to have a material effect on the Company or its subsidiaries. There are no known bankruptcy or receivership issues outstanding and we have no known proceedings in which certain corporate insiders or affiliates of us are in a position that is adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 9, 2005, the Company had 4,670 shareholders of record. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol “VIVI”.

The reported high and low bid prices for our common stock are shown below for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2004 and 2003 shown below are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions.

Period	HIGH BID	LOW BID

2004

First Quarter	0.36	0.18
Second Quarter	0.18	0.07
Third Quarter	0.17	0.05
Fourth Quarter	0.76	0.01

2003

First Quarter	4.16	3.44
Second Quarter	1.60	1.25
Third Quarter	0.45	0.35
Fourth Quarter	0.58	0.35

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for Viva Airlines’ products, fluctuations in pricing for products distributed by the Viva Airlines’ subsidiaries and products offered by competitors, as well as general conditions of the telecommunications and automotive marketplace.

Results of Operations for the Three Months Ended December 31, 2004 and 2003 and 2002.

Viva International, Inc. had sales of $0 for the quarter ended December 31, 2004 as compared to sales of $0 for the quarter ended December 31, 2003. Viva Airlines, Inc. has not completed its preparatory start up phase and has not as yet been able to generate revenues.

Viva International, Inc had sales for $0 for the quarter ended December 31, 2003 as compared to sales of $138,518 for the quarter ended December 31, 2002. The decrease was attributable to the spin off of Harvey Westbury, Inc. that was Viva's only operating subsidiary at the time of spin off and further, that Viva Airlines, Inc. had not yet completed its development to enable it to produce revenues.

Viva International, Inc. had net income of $472,708 for the quarter ended December 31, 2004 as compared to net losses of $1,922,478 for the quarter ended December 31, 2003. Included in the determination of net income for the quarter ended December 31, 2004 was recognition of non-recurring gains from the sale and spin off of inactive subsidiaries of $933,094.

Viva International, Inc. had net losses of $1,922,478 for the quarter ended December 31, 2003 as compared to net losses of $112,651 for the quarter ended December 31, 2002. The increase in net losses was primarily attributed to an adjustment for impairment of asset of $1,705,968.

Viva International, Inc. had general administrative expenses of $387,673 for the quarter ended December 31, 2004 as compared to general administrative expenses of $264,698 for the quarter ended December 31, 2003. The increase in these expenses was attributed to the continued development of the Company’s airline subsidiary, Viva Airlines, Inc.

Viva International, Inc. had general and administrative expenses of $264,698 for the quarter ended December 31, 2003 as compared to $21,567 for the quarter ended December 31, 2002. The increase in expenses was attributed to the continued development of the Company's airline subsidiary, Viva Airlines, Inc.

Viva International, Inc. had interest expenses of $61,673 for the quarter ended December 31, 2004 as compared to $20,412 for the quarter ended December 31, 2003. The increase in these expenses is attributable to an increase in obligations subject to interest as a result of the new borrowings from related parties and shareholders as well as the accrual of interest on court ordered judgments.

Viva International, Inc. had interest expense of $20,412 for the quarter ended December 31, 2003 as compared to $53,437 for the quarter ended December 31, 2002. The decrease was attributable to a reduction of obligations subject to interest primarily resulting from the conversion to common stock or certain obligations.

Results of Operations for the Twelve Months Ended December 31, 2004 and 2003 and 2002

Viva International, Inc. had sales of $0 for the twelve-month period ended December 31, 2004 as compared to sales of $0 for the twelve-month period ended December 31, 2003. The Company’s only operating subsidiary has been continuing its preparatory stages in anticipation of the commencement of operations. Accordingly, no revenues have been generated during the reporting periods.

Viva International, Inc. had net losses of $361,904 for the twelve-month period ended December 31, 2004 as compared to net losses of $3,486,935 for the twelve-month period ended December 31, 2003. The decrease in net losses is primarily attributable to recognition of gains resulting from the sale or spin off of the Company’s inactive subsidiaries resulting in recognition of $933,094 in earnings. Whereas in the period ended December 31, 2003, the Company recognized an impairment of assets of $1,705,968.

Viva International, Inc. had net losses for the twelve-month period ended December 31, 2003 of $3,486,935 as compared to $1,151,489 for the twelve-month period ended December 31, 2002. The increase in net losses was primarily attributable to the spin-off of Harvey Westbury, Inc. that was the Company's only operating subsidiary at the time of its spin-off and the continued development of Viva Airlines, Inc. as well as the recognition of an impairment of asset of $1,705,968.

Viva International, Inc. had sales of $0 for the twelve-month period ended December 31, 2003 as compared to sales of $1,418,198 for the twelve-month period ended December 31, 2002. The decrease in sales was attributable to the spin-off of Harvey Westbury, Inc. that was the Company's only operating subsidiary at the time of its spin-off combined with the ongoing development of the Company's airline subsidiary, Viva Airlines, Inc.

Viva International, Inc. had general administrative expenses of $1,168,245 for the twelve-month period ended December 31, 2004 as compared to general administrative expenses of $1,155,546 for the twelve-month period ended December 31, 2003. The nominal increase in these expenses is attributable to the Company’s concentration of the development of its airline project through its subsidiary Viva Airlines, Inc.

Viva International, Inc. had general and administrative expenses of $1,155,546 for the twelve-month period ended December 31, 2003 as compared to $879,760 for the twelve-month period ended December 31, 2002. The increase in these expenses was attributable to the Company's concentration of the development of its airline project through its subsidiary, Viva Airlines, Inc.

Viva International, Inc. had interest expenses of $126,713 for the twelve month period ended December 31, 2004 as compared to $604,798 for the twelve month period ended December 31, 2003. The decrease in these expenses is due to the pay off of obligations having conversion to common stock privileges at a discount to market thereby resulting in the recognition of significant additional interest expenses. The Company has continued its borrowings from related parties and its shareholders to provide working capital during its development of its airline project through Viva Airlines, Inc. The rates on the additional borrowings are at 8% per annum.

Viva International, Inc. has interest expenses of $604,798 for the twelve-month period ended December 31, 2003 as compared to $156,801 for the twelve month period ended December 31, 2002. The increase was due to the pay off of obligations with common stock at a discount to market thereby resulting in recognition of significant additional interest expenses. Additionally, the Company borrowed from shareholders and related parties for working capital purposes as it continued its development of its airline project.

Our principle source of funding the three-month period ending December 31, 2004 was from loans from related parties and our shareholders that are being provided for working capital purposes during the development of the airline project through Viva Airlines, Inc., our wholly owned subsidiary. At December 31, 2004, Viva Airlines, Inc. is the Company’s only active subsidiary and remains in a stage of development.

Sources of Liquidity

For the quarter ended December 31, 2004, we paid for operations through substantial loan contributions from related parties and our shareholders. We had Notes Payable to related parties of $815,675 and loans from shareholders of $199,319 and had other notes payable of $535,543 on December 31, 2004. We did issue 4,500,000 shares of common stock to certain employees and consultants as partial payment for past services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the quarter ended December 31, 2004.

In comparison for the quarter ended December 31, 2003, we paid for operations through substantial loan contributions from related parties of $83,698. We had notes payable to related parties of $593,698 and had other notes payable of $535,543 on December 31, 2003. We did not sell or issue any stock to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended December 31, 2003.

For the twelve-months ended December 31, 2004, we paid for operations through substantial loan contributions from related parties and our shareholders. New borrowings from related parties of $221,977 as well as borrowings from shareholders of $199,319 were provided to the Company to assist in the payment of its related expenses. At December 31, 2004, we had notes payable to related parties of $815,675, loans payable to shareholders of $199,319 and other notes payable of $535,543. During 2004, we did issue 4,500,000 shares of common stock to certain employees and consultants as partial payment for past services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the year then ended.

For the twelve-months ended December 31, 2003, we paid for operations through substantial loan contributions from related parties. New borrowings from related parties of $593,698 were provided to the Company to assist in the payment of its related expenses. At December 31, 2003, we had notes payable to related parties of $593,698 and other notes payable of $535,543. In 2003, we did not sell or issue any stock to provide for services rendered, consulting requirements and operating and investment activities during the year then ended.

Significant Accounting Policies

Basis of Financial Statement Presentation

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $14,897,500 of net losses for the period of April 18, 1995 to December 31, 2004. The Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company intends to engage in ongoing financing efforts but there can be no guarantee that they will be successful.

Investments

The company has been awarded shares in spun off subsidiaries that have been valued at the par value of the awarded shares. The Company has relied on measurements of value as provided by those in control of the spun off entities. The Company has estimated the fair value measurement of the investments to be reasonable and reliable. At present, there is no market for the investments. The Company has previously announced plans to redistribute the shares in the respective subsidiaries to its shareholders of record as of various dates. The actual value of investments may be greater or less than the amounts estimated and carried on the Company's books and records.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future discounted cash flows associated with the asset to the asset's carrying amount to determine if a write down to market value or discounted cash flows is required. The Company's airline operating license and rights which is valued at $4,500,000 as of December 31, 2004 was subjected to such tests pursuant the completion of the Company's year end reporting. An appraisal by a qualified industry expert determined that the value of the license equaled or exceeded the amounts recorded on the Company's books. The Company's airline license is necessary for it to conduct operations. While there are, at present, no plans for the Company to sell its airline licensing and rights, the amount realized from such a sale may significantly differ from the amount currently carried on the Company's books and records.

The Company currently exists of the parent corporation and one subsidiary, Viva Airlines, Inc. The subsidiary during 2003, 2004 and to date been in a stage of development which has not yet resulted in the commencement of operations. Accordingly, management believes the above to be the only significant or critical accounting policies currently in effect.

ITEM 7. FINANCIAL STATEMENTS

VIVA INTERNATIONAL, INC.

CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004

VIVA INTERNATIONAL, INC.

INDEX

PAGE

INDEPENDENT AUDITORS' REPORT	F2

CONSOLIDATED BALANCE SHEET	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F5-F6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8-F22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viva International, Inc.

We have audited the accompanying consolidated balance sheet of Viva International, Inc. as of December 31, 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viva International, Inc. at December 31, 2004 and the results of its’ operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Viva International, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 28, 2005

F-2

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	2004
Current Assets
Cash	$12,148
Accounts receivable (Note 4)	400,000
Employee advances	126,063
Prepaid expenses	18,580
Total Current Assets	556,791

Investments	497,333
Security deposit	17,200
Operating License	4,500,000
Other assets	12,283

Total Assets	$5,583,607

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$1,676,960
Payroll taxes payable	58,541
Stock dividend payable	497,333
Notes payable	535,543
Notes payable to related party	815,675
Notes payable-shareholders	199,319
Total Current Liabilities	3,783,371

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2004	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 45,568,410
at December 31, 2004	45,569
Additional paid-in capital	17,149,500
Accumulated deficit	(14,897,500)
Shares to be issued-subsidiary sales & spin offs	(497,333)
Stockholders' Equity	1,800,236
Total Liabilities and Capital	$5,583,607

See Notes to Financial Statements
F3

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2004	2003

Sales revenues	$-	$-

Cost of sales	-	-

Gross profit (loss)	-	-
General and administrative expenses	628,285	1,155,546
Compensation & services paid for in stock	540,000	-
Impairment of asset	-	1,705,968
Interest expense	126,713	604,798
	1,294,998	3,466,312

Loss from operations	(1,294,998)	(3,466,312)

Other income and expenses
Gain (loss) on sale of assets and subsidiary interests	933,094	(23,873)
Interest income		3,250

Net loss	$(361,904)	$(3,486,935)

Net loss per common share	$(0.02)	$(1.05)

Weighted average shares outstanding	21,829,045	3,310,737

See Notes to Financial Statements.
F4

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Capital in
	($0.001 par value)		($0.001 par value)		Excess of
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance January 1, 2003	446,278	$446	1,500,000	$1,500	$10,770,766	$(12,579,136)	$(1,806,424)

Common stock issued for
exchange agreement	307,500	308	-	-	6,149,692	-	6,150,000

Common stock issued for
conversion of notes	43,355	43	-	-	86,667	-	86,710

Common stock issued for
interest on notes	35,564	35	-	-	71,091	-	71,126

Common stock issued for
compensation	2,500	3	-	-	9,997	-	10,000

Common stock issued for
legal services	3,750	4	-	-	29,996	-	30,000

Stock dividend - 20% of Harvey
Westbury		-	-	-	(11,032)	-	(11,032)

For reorganization upon sale
of Harvey Westbury	-	-	-	-	(1,318,165)	1,529,775	211,610

Common stock issued for

conversion of notes and
related interest	41,727	42	-	-	86,745	-	86,787

Common stock issued for
conversion of notes and
related interest	82,539	82	-	-	173,600	-	173,682

Common stock issued for
settlement of interest on notes	106,250	106	-	-	526,894	-	527,000

Preferred stock issued for
deposit on airline	-	-	15,000,000	15,000	93,000	-	108,000

Reduction of preferred stock
for deposit	-	-	(12,500,000)	(12,500)	(80,500)		(93,000)

Common stock issued for
conversion of preferred stock	4,895,681	4,896	(489,720)	(490)	(4,406)	-	-

Loss for year ended
December 31, 2003	-	-	-	-	-	(3,486,235)	(3,486,235)

Balance December 31, 2003	5,965,144	$5,965	3,510,280	$3,510	$16,584,345	$(14,535,596)	$2,058,224

See Notes to Financial Statements.
F5

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Capital in
	($0.001 par value)		($0.001 par value)		Excess of
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance January 1, 2004	5,965,144	$5,965	3,510,280	$3,510	$16,584,345	$(14,535,596)	$2,058,224

Common stock issued for:
Conversion of preferred stock	35,102,800	35,103	(3,510,280)	(3,510)	(31,593)	-	-

Common stock issued for
services	4,500,000	4,500	-	-	535,500	-	540,000

Expiration of common stock
rescission rights			-	-	61,250	-	61,250

Roundings	466	1	-	-	(2)		(1)

Common shares to be issued
to Corporate shareholders in
Subsidiary sales and spin offs	-	-	-	-	-	-	(497,333)

Loss for year ended
December 31, 2004	-	-	-	-	-	(361,904)	(361,904)

Balance December 31, 2004	45,568,410	$45,569	-	$-	$17,149,500	$(14,897,500)	$1,800,236

See Notes to Financial Statements.
F6

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003
Operating Activities
Net loss from continuing operations	$(361,904)	$(3,486,235)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	540,000	-
(Gain) or loss on the sale of subsidiaries	(933,094)	23,873
Convertible loan interest	-	584,386
Impairment of assets	-	1,705,968

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(44,596)	15,077
(Increase) decrease in inventory	-	158,447
(Increase) decrease in prepaid expenses and other assets	(30,863)	55,087
Increase (decrease) in accounts payable and accrued expenses	374,023	535,788
Increase (decrease) in taxes payable	(39,275)	-

Net cash (used) by operating activities	(495,709)	(407,609)

Investing Activities
Sale and spin off of business, net	35,761	(31,235)
Security deposit	50,800	(62,868)
Net cash provided (used) by investing activities	86,561	(94,103)

Financing Activities
Payment of bank loan	-	(41)
Payments on short and long-term debt	-	(131,474)
Loans payable related parties and shareholders	421,296	623,005
Net cash provided by financing activities	421,296	491,490

(Decrease) in cash	12,148	(10,222)
Cash at beginning of period	-	10,222
Cash at end of period	$12,148	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes (benefits)	$-	$-

See Notes to Financial Statements.
F7

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 1-	ORGANIZATION AND OPERATIONS

Viva International, Inc. is comprised of its wholly owned subsidiaries: Viva Airlines, Inc., the Harvey Westbury Corporation (to January 9, 2003 the date it was spun off), Hardyston Distributors, Inc. (to December 31, 2004 the date it was spun off), CT Industries (to July 22, 2004 the date it was spun off), Universal Filtration Industries (to November 9, 2004 the date it was spun off) and its 49% owned Viva Air Dominicana S.A. collectively (“the Company”).

Viva International, Inc. was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate was amended to change the name of the Company to Auxer Industries, Inc.

On August 11, 1997 the Company incorporated in the State of Delaware under the name of The Auxer Group, Inc. In September 1997 the shareholders of the company voted to exchange their shares on a one to one basis for shares in the new company, The Auxer Group, Inc. which became effective January 1, 1998.

During June of 2003, The Auxer Group, Inc. changed its name to Viva International, Inc.

On March 14, 2005, Viva International, Inc. reorganized as a Nevada corporation.

On April 18, 1995, the Company acquired CT Industries, Inc. (“CT”), a New Jersey corporation. On July 22, 2004, CT which had become inactive was spun off to Adventure Group Holdings which was subsequently replaced by The Legends Group Holdings.

On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. (“Universal Filtration”), a New York corporation. On November 9, 2004, Universal Filtration which had become inactive was spun off to Carr Holdings, LLC.

On October 25, 1996, the Company acquired Harvey Westbury Corp. (“Harvey Westbury”), a New York corporation. Harvey Westbury was spun off to the Company’s former Chairman and CEO on January 9, 2003. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products.

F8

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 1-	ORGANIZATION AND OPERATIONS (continued)

On April 22, 1999, the Company formed Hardyston Distributors, Inc. (‘Hardyston”) d/b/a The Mechanics Depot, a Nevada Corporation. On December 31, 2004, Hardyston which has become inactive was spun off to Vox Communications, Inc.

On August 7, 2000, the Company formed Auxer Telecom, Inc., a Delaware corporation. During 2001, the Company closed Auxer Telecom, Inc. and transferred its assets to the parent company (The Auxer Group, Inc).

On August 7, 2000, the Company formed Clifton Telecard, Inc., a Delaware corporation. On May 16, 2001 the Company sold Clifton Telecard, Inc.

On January 8, 2003, the Company entered into an agreement to exchange 307,500 shares of the Company’s common stock for 100% ownership of Viva Airlines, Inc., a Puerto Rico corporation. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80 per share to certain employees of Viva Airlines, Inc. Viva Airlines, Inc. had no assets at the time of the agreement but had a letter of intent to acquire a substantial ownership interest in a Dominican Republic based airline.

On January 9, 2003, the Company sold 80% of Harvey Westbury to a former officer of the Company for $44,127 and the forgiveness of $110,401 of monies owed by the Company to him. The Company approved the forgiveness of $1,206,625 of loans made to Harvey Westbury Corp. The Company then approved the spin-off of the remaining 20% interest in Harvey Westbury to the Company’s shareholders of record on January 9, 2003.

The Viva Airlines, Inc. subsidiary is a stage development company that is expected to provide passenger and cargo services to various destinations from commercial hubs in Santo Domingo, Dominican Republic and San Juan, Puerto Rico.

F9

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,897,500 for the period from April 18, 1995 to December 31, 2004 and has had no operating revenues for the two years ended December 31, 2004. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its airline business. The Company plans to continue to engage in ongoing financing efforts.

The consolidated financial statements presented consist of the Company and its wholly owned subsidiaries, Viva Airlines, Inc., CT Industries, Inc. (to July 27, 2004), Universal Filtration Industries, Inc. (to November 9, 2004), Harvey Westbury Corp. (to January 9, 2003), Hardyston Distributors, Inc. (to December 31, 2004) and its 49% owned Viva Air Dominicana S.A., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.

Earnings (Loss) per share

Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income or loss by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income or loss by the weighted number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Dilutive earnings (loss) per share is not presented since diluted securities have an anti-dilutive effect.

F10

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee advances

The Company during 2004 and 2003 has been unable to pay its employees with any consistency due to its lack of regular cash flows and its undercapitalization. It has made certain payments to its employees in lieu of regular payroll as partial advances against earned wages. The Company expects that during 2005 it will begin operations and will begin to fund its obligations for previously earned payroll. Accordingly, the Company expects that it will recover the amounts advanced to employees as it makes payments against earned payroll.

Investments

Investments consist of shares to be awarded to the Company as a result of the sales and spin offs of its subsidiaries. Values assigned to the shares are based upon the par values to be used by the issuing spun off entities and have been verified. The Company has previously announced its plans to redistribute the shares received as a stock dividend to its existing shareholders according to record dates as previously announced.

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

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long lived assets, included associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write down to market value or discounted cash flows is required.

F11

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Recent Accounting Pronouncements

Stock based compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued

Statement on Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. We plan to adopt SFAS No. 123 (R) effective July 1, 2005, using the modified prospective method and do not expect any impact on our results of operations or financial position.

Impairment Testing of Operating License

On September 29, 2004, the staff of the Securities and Exchange Commission (SEC) issued a Staff Announcement, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill”, The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all acquisitions completed after September 29, 2004. Further, all intangible assets valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances between goodwill and intangible assets prior to the adoption of this Staff Announcement is prohibited. The valuation and analyses prepared in connection with the adoption of a direct value method effective January 1, 2005 resulted in no adjustment to the carrying value of the Company’s licensing, and accordingly, has no effect on our results of operations and financial position.

F12

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Variable interest entities

In December, 2003, the FASB issued a revised Interpretation No, 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin (‘ARB”) No, 51, Consolidated Financial Statements, to certain types of entities. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB. No. 51, requiring all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods after June 15, 2003. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operation.

Note 3-	ACQUISITIONS

Acquisition of Telecommunications Switch Operations

On August 24, 2000 the Company acquired two telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (which included imputed interest at 12% in the amount of $48,660). The Company placed these assets into its wholly owned subsidiary, Auxer Telecom, Inc. In December of 2000, Auxer Telecom started operations. The note is in default. The Company has neither the ability nor the intention to cure the default on this debt obligation. However, the Company hopes and expects to negotiate a favorable settlement with Colbie. During 2001 the Company closed down Auxer Telecom, Inc. and transferred its assets to Auxer, Inc. The Company has determined the assets were impaired in 2002 and accordingly, they were written down by $299,159.

F13

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 3-	ACQUISITIONS (continued)

Acquisition of Telecommunications Switch Operations (continued)

The Company has not operated the switching equipment at any time during the years ended December 31, 2004 and 2003 respectively. Since the Company has defaulted on the underlying equipment indebtedness to Colbie, it is presumed that Colbie has taken possession of the asset as there has been no indication to the contrary. It is . unlikely that the Company will seek to recover the asset pursuant to its attempts to negotiate a settlement with Colbie. Accordingly, the Company has removed the asset from its books and records. The asset’s basis, at time of removal from the books, was $249,334. In addition, the accumulated depreciation of the asset to the date the asset was removed from the books was $249,334. Accordingly, no gain or loss was recognized in the financial statements as a result of the Company’s adjustment.

Acquisition of minority interest in Dominican Republic Corporation

On May 15, 2003, the Company, by and through its officers and directors, acquired a 49% interest in a Dominican Republic corporation that subsequently received name approval to be known as Viva Air Dominicana S.A. Under Dominican law foreign ownership in a domestic corporation is limited to 49%. To accommodate the acquisition of the shares in the corporation, Robert Scott (Chairman/CFO) and Syed A. Hasan (CEO/President) were designated as incorporators and each acquired 24 ½% of the outstanding common stock. Subsequently, Mrrs. Scott and Hasan assigned their respective interests in Viva Air Dominicana to Viva International, Inc. The Company’s investment in the initial acquisition was limited to the payment of various legal and filing fees and is estimated to have been less than $5,000. Viva Air Dominicana S.A. was formed to apply for and to hold the airline operating certificate that will ultimately allow the Company to begin its airline operations. During 2004 and 2003, the Company has: supported the development of various infrastructures within the Dominican Republic, has relocated Mr. Hasan to establish an office and presence as well as to interface with various governmental and commercial entities pursuant to the Company’s plan to obtain the airline operating certificate. Accordingly, the Company through Viva Air Dominicana is expected to receive all necessary governmental approvals shortly and to begin final preparations for the start of its airline operations.

F14

.

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 4-	ACCOUNTS RECEIVABLE

At December 31, 2004, accounts receivable resulting from the sales and spin offs of subsidiaries were as follows:

Legends Group Holdings	$250,000
Carr Holdings, LLC	100,000
Vox Communications, Inc.	__50,000
Total	$400,000

The above receivables were recorded as part of various agreements providing for the sale and spin off of our subsidiaries and in each case represents a recovery of certain dollar amounts that are to be applied to the retirement of debt obligations existing at the time of the various agreements. On July 27, 2004, Legends Group Holdings (previously known as Adventure Group Holdings) agreed to acquire CT Industries, Inc. for the assumption of up to $250,000 in liabilities and the issuance of 41,068,410 shares of its common stock on its roll out as a public company. On November 9, 2004, Carr Holdings, LLC agreed to acquire Universal Filtration, Industries, Inc. for the assumption of up to $100,000 in liabilities and the issuance of 41,068,410 shares of its common stock on its roll out as a public company. On December 31, 2004, Vox Communications, Inc. agreed to acquire Hardyston Distributors, Inc. for the assumption of up to $50,000 in liabilities and the issuance of 45,568,410 shares of its common stock on its roll out as a public company.

Each of the agreements providing for the sale and spin off of our respective subsidiaries were entered into in contemplation of the acquiring entity completing any filings, applications and registrations necessary to become a public corporation. Accordingly, all associated costs and expenses will be the responsibility of the acquiring entity.

F15

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 5-	INVESTMENTS and RELATED DIVIDEND PAYABLE

Investments are comprised of common stock interests in former subsidiary corporations and have been recorded at estimated values and consist of the following:

Company	Common shares	Estimated fair value
CT Industries, Inc	41,068,410	$41,069
Universal Filtration Industries, Inc.	41,068,410	410,694
Hardyston Distributors, Inc.	45,568,410	__45,570

Total		$497,333

The Company has previously announced and plans to redistribute the common shares it receives, from the sale and spin off of its subsidiaries, as a stock dividend to its shareholders as of a respective record date. The respective record dates are as follows:

CT Industries, Inc.-August 13, 2004, Universal Filtration Industries, Inc.-November 20, 2004 and Hardyston Distributors, Inc.-March 15, 2005. Each of the acquiring entities has agreed to absorb all costs associated with the redistribution of the common shares.

Note 6-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable-trade	$408,887
Customer deposits	30.000
Accrued salaries	624,527
Accrued expenses	361,999
Accrued interest	_251,547
$1,676,960

F16

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 7-	Debt

The following is a summary of debt at December 31, 2004:

Colbie Pacific Capital

Notes payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000 and 1 principal and interest payment of $458,000, secured by equipment. The note is currently in default. Accordingly, this debt is recorded as a current obligation.	$535,523

Notes payable to Related Parties

The Company has borrowed $815,675 at 8% interest from Fiesta Airline Holdings, LLC a related company. The note payable matures on December 31, 2005. To date there have been no principal or interest payments made on this debt. Prior to 2004, the Company had borrowed $593,698. New borrowings of $221,977 were provided during 2004.

Notes payable to Shareholders

During 2004, the Company borrowed $199,319 at 8% interest from its shareholders. All of the notes payable evidencing this indebtedness mature on December 31, 2005. To date no principal or interest payments have been made on this debt. Interest payments are scheduled to begin on June 30, 2005 and then to be made quarterly thereafter to maturity.

F17

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 8-	INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled. As of December 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

The Company has net operating loss carry forwards for income tax purposes of approximately $14,900,000 at December 31, 2004. These carry forward losses are available to offset future taxable income, if any, and expire beginning in 2014. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more that 50%.

Deferred tax asset at December 31, 2004	$5,662,000
Valuation allowance	(5,662,000)
Net deferred tax assets	$ -

The Company recognized no income tax benefits for the loss generated for the periods through December 31, 2004.

Statement on Financial Accounting Standards (“SFAS”) No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue, it believes that a full valuation allowance should be provided.

F18

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 9-	BUSINESS AND CREDIT CONCENTRATIONS

The amount reported in the financial statements for cash, accounts receivable and investments approximates fair value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized in the financial statements.

Financial instruments that potentially subject the company to credit risk consist principally of accounts receivable.

Note 10- COMMITMENTS AND CONTINGENCIES

Leases

The Company rents airport hangar office space and storage on a month to month basis at the airport in San Juan, Puerto Rico. The Company began renting this space in December of 2004 and paid $9,250 in rents during 2004.

The Company rents office space in Michigan on a month to month basis at the rate of $1,475 per month. The office rental began in January of 2005 and accordingly, no amounts were paid for rent during 2004.

There are no long term lease commitments in effect at December 31, 2004.

Note 11- REVERSE STOCK SPLIT

On June 16, 2003, the Company effected a 1 for 800 reverse stock split. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

F19

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 12- STOCK OPTION PLAN

The Company has a Stock Option Plan (the “Plan”) under which selected individuals may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares available for issuance under the Plan is twenty five million shares which has been reduced to 31, 250 shares as a result of the Company’s reverse stock split. Under the plan, the option exercise price may be more, equal to or less than the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid in capital.

At December 31, 2004, there are no stock options outstanding.

The Company accounts for its plan under Accounting Principles Board (‘APB”) Statement No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation is recognized in the Company’s financial statements when the exercise price of the Company’s employee stock options is less than the market price of the Company’s common stock on the date of grant.

The Company plans to adopt SFAS No. 123 (R) (Share based payment) that become effective July 1, 2005 and requires all share-based payments to employees , including grants of employee stock options, to be recognized as compensation expense based upon their fair value.

The pro forma net income impact under FASB No. 123 (“Accounting of Stock-Based Compensation”) and under SFAS No, 123 (R) is not material.

F20

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 13- STOCKHOLDER’S EQUITY

Preferred stock

The preferred stock is convertible at any time, at the holder’s option, into shares of the Company’s common stock at the rate of ten shares of common stock for each share of preferred stock.

At December 31, 2003, preferred stock outstanding was 3,510,280. All of the outstanding preferred stock at December 31, 2003 was converted into common shares during 2004, thus resulting in an increase to the common shares outstanding of 35,102,800,

Accordingly, at December 31, 2004, there are no shares of preferred stock outstanding.

Common stock

Common stock rescission rights of 4,308 shares expired during 2003 and accordingly, a potential liability of $61,250 was removed from the books and records.

During June, 2003, the Company effected a reverse stock split of 1 for 800 to be effective as of June 16, 2003.

During March, 2003, the Company issued 3,750 shares of common stock for the payment of legal fees valued at $30,000 and 78,919 shares of common stock for the conversion of $86,710 of principal and $71,127 of interest of convertible debt.

During the second quarter of 2003, the Company issued 4,000,000 shares of common stock for the conversion of 400,000 shares of class A preferred stock.

During the third quarter of 2003, the Company issued 895,720 shares of common stock for the conversion of 89,572 shares of class A preferred stock.

During 2003, the Company issued 106,250 shares of common stock to convertible debt owners in settlement of a dispute of interest expenses of $527,000.

During the second quarter of 2004, the Company issued 10,102,800 shares of common stock for the conversion of 1,010,280 shares of class A preferred stock.

F21

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 13- STOCKHOLDER’S EQUITY (continued

During the second quarter of 2004, the Company issued 25,000,000 shares of common stock for the conversion of 2,500,000 shares of class B preferred stock.

During the fourth quarter of 2004, the Company issued 4,500,000 shares of common stock to its employees and consultants in partial settlement for amounts owed. This market value at the date of issuance was $540,000 (12 cents per share).

Note 14- SUBSEQUENT EVENTS

Cool Travels, Inc. and Eastern Caribbean Airlines Corporation

On February 9, 2005, Viva International, Inc. by and through its newly formed Puerto Rican subsidiary, Eastern Caribbean Airlines Corporation (corporate charter approved on March 18, 2005) entered into a purchase option/joint venture agreement with Cool Travels, Inc. d/b/a San Juan Aviation. Under the terms of the agreement, Eastern Caribbean Airlines Corporation gains immediate control of the airline charter operation of Cool Travels, Inc. in exchange for the assumption of approximately $300,000 in underlying indebtedness. All debts are subject to audit verification. The purchase price gives the Company and its subsidiary immediate access to all licensing rights, utilization of any and all aviation equipment, control of the files, data base, customer lists, goodwill and any and all other related assets.

F22

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2004, are set forth below.

NAME	AGE	POSITIONS

Robert J. Scott	55	Chairman of the Board Chief Financial Officer, Secretary & Treasurer

Syed A. Hasan	40	Chief Executive Officer President & Director

Rudolpho Dominguez	46	Chief Operating Officer & Director

E. Thomas Septembre	58	Vice President of Administration, In house legal counsel

Robert J. Scott joined the Company as a Director and as President & Chief Executive Officer in addition to acting as the Company’s Chief Financial Officer and Secretary & Treasurer in January of 2003. He continued in each of these posts until August of 2003 when Stuart Carnie joined the Company as the Chief Executive Officer and President. Mr. Carnie left the Company in February of 2004 and Mr. Scott reassumed the positions of Chief Executive Officer and President.

On July 15,2004, Syed (Oscar)Hasan assumed the posts of Chief Executive Officer and President succeeding Mr. Scott in these posts.

Also on July 15, 2004, Rudolpho Dominguez accepted appointment to the Company’s Board of Directors and E. Thomas Septembre accepted appointment as a Vice President of Administration. Mr. Dominguez was previously appointed as the Company’s Chief Operating Officer and Mr. Septembre was previously appointed as in house legal counsel.

Mr. Scott also has served as a Director and Secretary of the Auxer Group’s subsidiary, CT Industries from January of 2003 to July 27, 2004 the date that CT Industries was spun off to Adventure Group Holdings subsequently renamed Legends Group Holdings.

Mr. Scott also has served as a Director and Secretary of Hardyston Distributors since January of 2003 to December 31,2004 the date that Hardyston was spun off to Vox Communications, Inc.

Mr. Scott also has served as a Director and Secretary of Universal Filtration Industries, Inc. since January of 2003 to November 9, 2004 the date that Universal was spun off to Carr Holdings, LLC.

Our directors and officers as of April 15, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position

Robert J. Scott	55	Chief Financial Officer and Director

Syed A. Hasan	40	Chief Executive Officer, President & Director

Rudy Dominguez	46	Chief Operating Officer And Director

E. Thomas Septembre	58	Vice President of Administration In house counsel

Robert J. Scott has served as our Director, President, Chief Executive Officer and Chief Financial officer since January 15, 2003 and also served as out Chief Executive Officer and President from January 15, 2003 through August of 2003 and again during the period of February of 2004 through July 15, 2004. From January 15, 2003 to July 15, 2004, Mr. Scott was our sole director. Mr. Scott currently serves as the Chairman of the Company’s Board od Directors.

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

Mr. Scott has operated a consulting firm since 1990 specializing in tax, accounting, financial and management consulting.

In 1971, Mr. Scott received his Bachelor of Science degree in Business Administration from Michigan Technological University.

Oscar Hasan was appointed Chief Executive Officer and President of Viva International, Inc. on July 15, 2004. Mr. Hasan was also appointed to the Company’s Board of Directors on July 15, 2004. Prior to this, Mr. Hasan was Vice President-Sales and Marketing for Viva International, Inc. as well as for our subsidiary, Viva Airlines, Inc. since April of 2003. In October of 2003, Mr. Hasan was appointed as President of Viva Air Dominicana S. A. and he relocated to Santo Domingo, Dominican Republic. Mr. Hasan continues to remain in the Dominican Republic on assignment.

From February 2003 until April, 2003, Mr. Hasan was the managing partner of Solaris Holdings, LLC, Roswell,Georgia. He was involved in the day-to-day management of this telecom company. From July 1999 until January 2003, Mr. Hasan was the Vice president of Sales and marketing Partner of Venture Telecom based in Norcross, Georgia. He was responsible for the design, negotiation and implementation of sales programs for international markets. Mr. Hasan received his Bachelor of Arts with a major in marketing from Georgia State University in 1987.

Rudolpho Dominguez was appointed to the Company’s Board od Directors on July 15, 2004. Prior to this Mr. Dominguez was named President and Chief Operating Officer of our subsidiary, Viva Airlines, Inc. during 2003 and in 2004 accepted appointment as the Chief Operating Officer of Viva International, Inc. Mr. Dominguez has not assumed full time duties and has periodically provided consulting to the Company on a contractual basis.

From 2000 until the present, Mr. Dominguez was the President for Airframe Consultants, Inc. based in Miami, Florida. He was responsible for the consulting of financial and technical analysis relating to the purchase, lease and maintenance of heavy transport aircraft and aviation related businesses.

From 1998 until 2000, Mr. Dominguez was the Chief Operating Officer of Commercial Jet, Inc. based in Miami, Florida. He was responsible for the day-to-day operations of a major FAA licensed repair station based at Miami International Airport. Mr. Dominguez received his Bachelor of Science degree in legal studies from Barry University, Miami, Florida.

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

We have not filed a Form 5 for our fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief

Executive Officer in 2004, and to our executive officers who were serving as of December 31, 2004, whose salary and bonus during fiscal 2003 exceeded $100,000 or we determine that disclosure should be made.

Summary Compensation Table

Name & Principal Position	Year	Salary

Robert J. Scott	2004	$225,000
Chief Financial
Officer, Secretary
and Treasurer,
Chief Executive Officer
and President during the
period of February, 2004
through July 15, 2004

Oscar Hasan	2004	$114,250
Chief Executive Office
and President as of
July 15, 2004,
Vice President of Sales
And Marketing

E. Thomas Septembre	2004	$150,000
Vice President of
Administration as of
July 15, 2004,
In House Counsel

The Company issued common stock of 1,000,000 shares to each of the above officers on December 7, 2004 and accordingly, $120,000 of liability for services past and present was retired for each employee. As of December 31, 2004, Mr. Scott is owed $225,000 for 2004 and has remaining amounts due for services of $95,950 from 2003, Mr. Hasan has remaining amounts due him for services of $60,000 from 2004, and Mr. Septembre, has remaining amounts due him for services of $49,485 from 2004 . None of the above named officers have been paid during the period of December 31, 2004 through April 15, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth information regarding Viva International, Inc.’s common and preferred stock beneficially owned on April 15, 2005, for (i) each shareholder known by the Viva International, Inc. to be the beneficial owner of 5% or more of the Viva International, Inc.’s outstanding common and preferred stock, (ii) each of the Viva International, Inc.’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At April 15, 2005, there are 45,703,410 shares of common stock outstanding and -0- shares of preferred stock outstanding.

Class of Security- Common Stock

Name of Beneficial Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership

(i):

ECJ Holdings Trust 10127 E. Grand View Court Traverse City, MI. 49686	9,683,121	21.19%

Jenwood Enterprises, LLC	2,532,521	5.54%
POB 245
Interlochen, MI. 49643

(ii):

Robert J. Scott	1,051,250.23%
954 Business Park Drive
Traverse City, MI. 49686

Syed A. Hasan	250,000.01%
8995 Club River Dr.
Roswell, GA. 30076

(iii):

All Executive Officers and Directors	1,301,250.24%
as a Group (2 persons)

Class of Security-# of Preferred Shares

Convertible to common at 10 for 1

The preferred stock is convertible to common stock on the basis of 1 for 10. Percentages are calculated in common stock equivalents.

No shares are outstanding at 12/31/04 or 4/28/05.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Fiesta Airline Holdings, LLC, a stockholder, has provided working capital loans to the Company of $815,675 as of December 31, 2004. Interest is being accrued on these working capital loans at 8% per annum.

ECJ Holdings Trust is an irrevocable trust created in April, 2004 by the Company’s former President& CEO to hold shares of the Company. The shares previously held in a preferred stock certificate and were converted into common shares during 2004. The ECJ Holdings Trust liquidated 419,679 of shares during 2004. By the mutual agreement of the Trustee and the Internal Revenue Service, $42,500 was paid from the Trust to the Service to retire certain payroll tax liabilities of the Company for which the former President & CEO may have been held personally responsible. The Company has issued a promissory note bearing 8% interest to the Trust for the payroll tax liabilities that were paid.

ITEM 13. EXHIBITS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. for the audit of Viva International, Inc.’s annual financial statements and review of financial statements included in Viva International, Inc.’s forms 10QSB was $26.000.

The aggregate fees billed for professional services rendered for the fiscal year 2003 by Kempisty & Company, CPA’s, P.C. for the audit of Viva International, Inc.’s annual financial statements and review of financial statements included in Viva International, Inc.’s forms 10QSB was $27,500.

(2) Audit-Related Fees

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. for assurance and related services that are reasonably related to the performance of the audit or the review of Viva International, Inc.’s financial statements and are not reported in item 14(1) above was $0.00.

The aggregate fees billed for professional services rendered for the fiscal year 2003 by Kempisty & Company, CPA’s, P.C. for assurance and related services that are reasonably related to the performance of the audit or the review of Viva International, Inc.’s financial statements and are not reported in item 14(1) above was $0.00.

(3) Tax Fees

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. for tax compliance, tax advise, and tax planning was $-0-.

The aggregate fees billed for professional services rendered for the fiscal year 2003 by Kempisty & Company, CPA’s, P.C. for tax compliance, tax advise, and tax planning was $5,000.00. The nature of the services rendered for fiscal year 2003 consisted of tax preparation and compliance services.

(4) All Other Fees

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. not otherwise disclosed in Items 14(1)-(3) above was $0.00.

The aggregate fees billed for professional services rendered for the fiscal year 2003 by Kempisty & Company, CPA’s, P.C. not otherwise disclosed in Items 14(1)-(3) above was $0.00.

(5) Audit Committee Approvals

(i) Audit Committee Pre-Approval Policies and Procedures

(ii) The Audit Committee approved 100% of the fees billed for Audit-Related Fees, Tax Fees, and All Other Fees pursuant to the Pre-Approval Policies set forth above.

(6) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VIVA INTERNATIONAL, INC.

By:	/s/ Robert J. Scott
Robert J. Scott
Chief Financial Officer
and Director

Dated: April 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Robert J. Scott	Chief Financial Officer, and Director	April 28, 2005