Form 10QSB
period 2005-03-31
VIVA INTERNATIONAL INC
filed 2005-05-26
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-30440

VIVA INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	22-3537927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

954 Business Park Drive

Traverse City, MI 49686

(Address of Principal Executive Offices)

(231) 946-4343

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 45,703,410 shares of common stock, $0.001 par value, as of May 25, 2005.

VIVA INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED March 31, 2005

TABLE OF CONTENTS

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Page

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations
Three months ended March 31, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and reports of Form 8-K. None

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Viva International, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2004.

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2005	2004
ASSETS	(unaudited)
Current Assets
Cash	$2,377	$12,148
Accounts receivable	400,000	400,000
Employee advances	158,603	126,063
Prepaid expenses	47,080	18,580
Total Current Assets	608,060	556,791

Fixed Assets, net of depreciation	12,936

Investments	497,333	497,333
Security deposit	68,515	17,200
Operating License	4,804,812	4,500,000
Other assets	12,283	12,283
Total Assets	$6,003,939	$5,583,607

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$2,070,264	$1,676,960
Payroll taxes payable	52,241	58,541
Stock dividend payable	497,333	497,333
Notes payable	687,534	535,543
Notes payable to related party	826,649	815,675
Notes payable-shareholders	483,432	199,319
Total Current Liabilities	4,617,453	3,783,371

Commitments and contingencies

Stockholders’ Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2004	-	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 45,703,410 at
March 31, 2005 and 45,568,410 at December 31, 2004	45,704	45,569
Additional paid-in capital	17,184,465	17,149,500
Accumulated deficit	(15,346,350)	(14,897,500)
Shares to be issued-subsidiary sales & spin offs	(497,333)	(497,333)
Stockholders’ Equity	1,386,486	1,800,236
Total Liabilities and Capital	$6,003,939	$5,583,607

See Notes to Financial Statements
3

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Sales revenues	$11,066	$-

Cost of sales	4,230	-

Gross profit (loss)	6,836	-

General and administrative expenses	421,621	317,633
Interest expense	34,075	12,000
	448,860	329,633

	(448,860)	(329,633)

Other income and expenses
Interest income	10	-

Net loss	$(448,850)	$(329,633)

Net loss per common share	$(0.01)	$(0.06)

Weighted average shares outstanding	45,613,684	5,965,144

See Notes to Financial Statements.
4

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net loss from continuing operations	$(448,850)	$(329,633)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	479	-
Common stock issued for advertising & promotion	35,100

Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(44,107)
(Increase) decrease in inventory	-	-
(Increase) decrease in prepaid expenses and other assets	(61,040)	-
Increase (decrease) in accounts payable and accrued expenses	72,677	232,345
Increase (decrease) in taxes payable	(11,800)	-

Net cash (used) by operating activities	(413,434)	(141,395)

Investing Activities
Acquisition of fixed assets	(13,415)
Security deposit	(30,000)	-

Net cash provided (used) by investing activities	(43,415)	-

Financing Activities
Payment of bank loan	(1,890)	-
Payments on short and long-term debt	-	-
Notes payable related parties and shareholders	448,968	141,395
Net cash provided by financing activities	447,078	141,395

(Decrease) in cash	(9,771)	-
Cash at beginning of period	12,148	-
Cash at end of period	$2,377	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes (benefits)	$-	$-

See Notes to Financial Statements.
5

VIVA INTERNATIONAL, INC.

(FORMERLY THE AUXER GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

Note 1-	The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the “Company”) as of March 31,2005 and their results of operations and the statement of cash flows for the three month periods ended March
31,2005 and 2004.Results of operations for the three month period ended March 31,
2005 are not necessarily indicative of the results that may be expected for the year ending December 31,2005. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-	Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss)
divided by the weighted-average number of common shares outstanding for the period.
Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2005 and 2004 since there was no dilutive effect of potential common shares.

Note 3-	Through March 31, 2005, payments of $158,603 have been paid to employees of the
Company as advances against earned compensation. The Company has accrued compensation expense due to the employees as earned.

Note 4-	At June 23, 2004, The Company authorized the conversion of all the outstanding preferred stock outstanding to common stock as a result of requests of the individual preferred shareholders. Shares were converted at the ratio of 1 share of preferred stock to 10 shares of common.

Note 5-	At July 22, 2004, the Company agreed to sell CT Industries, its wholly owned subsidiary to Adventure Group Holdings which was subsequently replaced by The
Legends Group Holdings. The Legends Group has agreed to assume up to $250,000 in liabilities, absorb any and all costs of conducting its business affairs as a public entity and to issue 41,068,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company’s existing shareholders of record as of August 13, 2004. As of March 31, 2005 and May 25, 2005
this agreement remains in force.

Note 6 - At November 16, 2004, the Company announced that it had agreed to the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc., to Carr Holdings, LLC.
Pursuant to the agreement, Carr Holdings, LLC agrees to assume up to $100,000 in liabilities, absorb any and all costs of conducting its business affairs as a public entity and to issue 41,068,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company’s existing shareholders of record as of November 20,2004. As of March 31, 2005 and May 25,
2005 this agreement remains in force.

Note 7-	At December 31, 2004, the Company announced that it has agreed to the sale/spin off of its wholly owned subsidiary, Hardyston Distributors, Inc. to Vox Communications,
Inc. Pursuant to the agreement, Vox Communications, Inc. agrees to assume up to
$50,000 in liabilities, absorb any and all costs of conduction its business affairs as a public entity and to issue 45,568,410 shares of its common stock to the Company. The
Company has authorized that the shares it will receive will be distributed to the
Company’s existing shareholders of record as of March 15, 2005. As of March 31,
2005 and May 5, 2005 this agreement remains in force.

Note 8-	On February 9, 2005, the Company formed Eastern Caribbean Airlines Corporation under the laws of Puerto Rico and was granted corporate charter approval on March 18,
2005.

Additionally, on February 9, 2005, Eastern Caribbean entered into a purchase agreement with Cool Tours, Inc. d/b/a San Juan Aviation. The agreement provided immediate access and control over all licensing rights, utilization of aviation equipment, control of files, data base, customer lists, goodwill and any and all other related assets. The Company and Eastern Caribbean have assumed $304,812 of indebtedness as total consideration for this transaction.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results

of Operations

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

Viva International, Inc. is a holding company that consists of (2) two wholly owned subsidiaries: Viva Airlines, Inc. and Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A. Previously owned subsidiaries, CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), Universal Filtration Industries, Inc. and Harvey Westbury Corp. have been sold and spun off. Viva Airlines, Inc. and Viva Air Dominicana, S.A. are development stage companies that will provide passenger and cargo services to various destinations from a commercial hub in Santo Domingo, Dominican Republic. Eastern Caribbean Airlines Corporation is based in Puerto Rico and has recently acquired Cool Tours, Inc. d/b/a San Juan Aviation. As a result of the acquisition of Cool Tours, Inc., Eastern is operating as a provider or chartered airline services. Eastern will maintain a commercial hub in Puerto Rico.

Results of Operations for the Three Months Ended March 31, 2005 and 2004.

Viva International, Inc. had sales of $11,066 for the three months ended March 31, 2005 as compared to sales of $0 for the three months ended March 31, 2004. The acquisition of Cool Tours, Inc. through Eastern Caribbean Airlines, Inc. the Company’s wholly owned subsidiary, resulted in the sales activity from charter flights in 2005.The Company and its subsidiaries were in a stage of development during 2004 and consequently they had not begun operations.

Viva International, Inc. had net losses of $448,860 for the three months ended March 31, 2005 as compared to net losses of $329,633 for the three months ended March 31, 2004. The increase in net losses is the direct result of the formation of a Puerto Rico subsidiary combined with a subsequent acquisition of an operating charter airline carrier as well as an increase in the costs associated with the continuation of our subsidiary development in the Dominican Republic.

Management has determined that operating from multiple hubs in the Caribbean is necessary to be able to economically operate and execute its business plan.

Viva International, Inc. had general administrative expenses of $421,621 for the three for the three months ended March 31, 2005 as compared to general administrative expenses of $317,633 for the three months ended March 31, 2004. The increase in these expenses is primarily attributable to the Company’s acquisition of an operating charter carrier coupled with additional costs associated with the official opening of commercial offices in Santo Domingo, Dominican Republic.

Viva International, Inc. had interest expenses of $34,075 for the three months ended March 31, 2005 as compared to $12,000 for the three months ended March 31, 2004. The increase is indicative of the Company’s continuing reliance on shareholder and related party borrowings to fund ongoing operating expenses.

The Company reported $11,066 of revenue for the three month period ending March 31, 2005. Revenues were generated through the operation of chartered flight services through the Company’s Puerto Rico subsidiary. The Company’s subsidiary operation in the Dominican Republic has not yet generated revenues as it continues its through its developmental stages. At March 31,2005 and May 25, 2005 the Company plans to integrate the capabilities of its Puerto Rico and Dominican Republic subsidiaries to begin providing scheduled charter passenger services during the first week of June, 2005. The Company’s Puerto Rico licensing is for chartered flight services only and as such is limited in scope and subject to various restrictions on items such as number of flights. The Company’s Dominican Republic licensing will be more comprehensive and comparable to that granted to major airlines. As such, the Company’s Dominican Republic subsidiary will primarily offer scheduled flight services but will also Provide scheduled charter services. Management continues to believe that its present business plan which stipulates the utilization of smaller commuter type aircraft to conduct its operations is the most economically advantageous and profitable way to operate within the Caribbean. However, management is also focusing its future route and operational development on points in South and Central America and accordingly, may modify its business plan to include various joint venture arrangements or to adjust for other types of equipment necessary to successfully service these locations.

Management acknowledges that the implementation of its business plan has been delayed for numerous reasons that include inadequate capitalization, governmental delays and compliance issues, inadequate human and consultant resources, and its failure to procure sufficient aviation equipment as previously promulgated. However, the delays have resulted in maintaining a lean operation and thus keeping costs and expenses under control. Additionally, the Company is not obligated for lease payments or financial obligations on aircraft equipment that it could not yet operate or that would require significant cash requirements. Accordingly, management believes that the Company may ultimately benefit from the delays it has encountered to date.

However, the Company now finds itself presented with opportunities in excess of its capability and must bring in capitalization, equipment and human resources to enable it to capture available business. Accordingly, management believes that 2005 will be pivotal in creating the dynamic business envisioned by the Company’s business plan.

On January 15, 2003, The Company completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc. In accordance with such agreement, we issued 307,500 of our shares of common stock to the shareholders of Viva Airlines, Inc. After the transaction was completed, the aggregate number of our shares held by the Viva Airline shareholders represented more than 50% of our issued and outstanding common stock. In addition all of our officers and directors resigned and Robert J. Scott became our sole officer and director. The Company’s name was changed during 2003 from the Auxer Group, Inc., to Viva International, Inc.

The stock exchange agreement and plan of reorganization also required that our only active subsidiary, Harvey Westbury Corp., be spun off. Our former officer and director, Eugene Chiaramonte Jr., obtained control of Harvey Westbury Corp. through conversion of debt owed to him, by Harvey Westbury Corp. which has remained a private company since the spin-off.

On May 15, 2003, The Company acquired a 49% interest in Viva Air Dominicana, S.A. through an assignment from Robert J. Scott and Syed A. Hasan, our current chief financial and chief executive officer, respectfully. The Company through various relationships has effective control of this subsidiary.

On July 27, 2004, The Company agreed to sell/spin off its CT Industries, Inc. subsidiary to Legends Group Holdings (previously know as Adventure Group Holdings) in a transaction providing for the assumption of up to $250,000 in liabilities and the issuance of 41,068,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of August 13, 2004.

On November 9, 2004, The Company agreed to sell/spin off its Universal Filtration Industries, Inc. subsidiary to Carr Holdings, LLC in a transaction providing for the assumption of up to $100,000 in liabilities and the issuance of 41,068,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of November 20, 2004.

On December 31, 3004, The Company agreed to sell/spin off its Hardyston Distributors, Inc. subsidiary to Vox Communications, Inc. in a transaction providing for the assumption of up to $50,000 of liabilities and the issuance of 45,568,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of March 15, 2005.

On February 9, 2005, The Company formed its wholly owned subsidiary, Eastern Caribbean Airlines, Inc., In Puerto Rico. The official corporate charter was approved as of March 18, 2005.

On February 9, 2005, Eastern Caribbean Airlines, Inc. entered into a purchase agreement effectively acquiring the assets of Cool Tours, Inc. d/b/a San Juan Aviation. The acquisition provided for the assumption of $304,812 of liabilities by the Company. The agreements provided for no other consideration.

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

On July 15, 2004, The Company announced the following executive appointments: Oacar Hasan to the posts of President & Chief Executive Officer, Rudy Dominguez to the post of Chief Operating Officer and E. Thomas Septembre to Vice President of Administration, Compliance & Corporate Governance. In addition, Mrrs. Hasan and Dominguez accepted appointment to the Company’s Board of Directors.

On July 19, 2004, The Company announced the ratification of a flight operations agreement with Skyplan Services Limited of Alberta, Canada. The agreement calls for Skyplan to provide flight Dispatch, flight planning, flight following and flight watch services. No services have yet been provided under this agreement and accordingly, would need to be refreshed prior to the commencement of contemplated services.

On July 20, 2004, The Company announced that is has selected Videcom International, Inc. of the United Kingdom to be its airline reservation system provider. Videcom will provide software and support for reservations, flight inventory, fares, ticketing, credit card authorization and other related services. The Company has reconsidered its vendor choice as is now expected to contract with Radixx International, Inc. for its reservation software needs. The Company will have no liability resulting from this management decision.

On August 13, 2004, The Company announced that it has executed a mutual letter of intent with SRX Continental, Inc. of Aventura, FL. to provide for a joint venture Air Lift Service agreement for Cargo operations. The Company has been unable to activate the agreement to an operating status as certain issues and requirements pertaining to the Viva Air Dominicana’s airline operating certificate have yet to be satisfied. Management believes that the obstacles currently existing will be removed within a short period of time and that discussions with SRX Continental can be resumed. As far as management can determine, the mutual benefits of a Viva/SRX joint venture agreement remain strong. However, there can be no assurances that SRX is willing to further consider any type of joint venture with the Company or its subsidiaries.

On August 23, 2004, The Company announced that Viva International and SRX Continental were planning to enter into a business combination. Certain issues and requirements pertaining to the airline operating certificate of Viva Air Dominicana that require resolution to activate to allow usage and trafficking and accordingly, continuing discussions with SRX Continental have been deferred. To date there has been no resumption of discussions.

On September 13, 2004, The Company announced that it was nearing the completion on sale of its wholly owned subsidiary, C. T. Industries to Legends Group Holdings (previously known as Adventure Group Holdings Corporation). The announced sale has not been completed due to the inability of Legends Group to raise the capital necessary to undertake certain filings and registrations as contemplated under the agreement. Viva does not know if the Legends Group will be able to complete this agreement but we have not received any indication from Legends Group that they will not be able to raise the funds necessary to do so. Accordingly, the Company expects this agreement to be completed and will push for its closure.

On September 16, 2004, The Company announced that Legends Production Company has signed a national and international radio syndication agreement with “Sports ByLIne” radio network.

On September 28, 2004, The Company announced that it had negotiated a mutual agreement governing(2) two Boeing 747-269B aircraft with Seabird World Airways. The Company has been unable to finalize an agreement with Seabird because Viva Air Dominicana’s airline operating certificate has not yet been activated. Management believes that those obstacles to activating Viva Air Dominicana’s airline operating certificate will soon be resolved and discussions with Seabird can resume. Management has no reason to believe that the agreements contemplated with Seabird can not be completed. Seabird has continued to indicate its desire to work with the Company.

On November 4, 2004, The Company announced that it had revised its business plans to operate passenger and cargo traffic throughout the Caribbean by incorporating the usage of commuter type aircraft. The change in business plan was prompted by market conditions, the high cost of fuel and new opportunities that would be more suitable to the implementation of commuter type aircraft. The business plan revision and underlying philosophy remain unchanged from this announcement.

On November 16, 2004, The Company announced that it has reached agreement on the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc. to Carr Holdings, LLC of Novi, Michigan. Pursuant to the agreement, Carr will assume up to $100,000 of liabilities and plans to take Universal public. Carr further has agreed to offer each Viva shareholder of record as of November 20, 2004 one share in the new public company for each share of Viva owned. Carr Holdings, LLC is in the process of completing various applications and filings as well as arranging for any required financial auditing or other professional services necessary to bring the surviving entity to a public corporation. Completion of this agreement through satisfaction of the terms and conditions is expected within the next few months.

On November 17, 2004, The Company announced that it is pursuing a joint venture operating opportunity with a Caribbean charter operator and that pursuant to its efforts has obtained a $50,000 insurance concession from Portsmouth International Marine Service and Insurance Centre (PIMSIC). PIMSIC and Viva have agreed to meet on November 29th to explore aircraft and financing opportunities between the two companies and their affiliates. The Company continues to use PIMSIC for its insurance needs through its various aviation enterprises. The join tventure opportunity contemplated by this announcement is no longer feasible as the charter operator is not in service at this time.

On November 19, 2004, The Company announced that it has entered into an investment banking contract with S. G. Martin Securities of Rocky Point, New York. S. G. Martin hopes to raise up to $10 million for aircraft financing commencing with initial efforts to secure SAAB 340 type aircraft under various open negotiations. To date, no financing instrument or other investment banking services has been provided to the Company. S. G. Martin continues to represent the Company and has expressed a willingness to continue to assist the Company in its capital raising, formation and financial structuring as provided in the investment banking agreement.

On November 26 and November29, 2004, The Company announced that it had accepted an assignment of an aircraft Lease for a SAAB 340A s/n-073 from Bank of America. The assignment remains in effect and all payment due under the lease arrangement have been made. The aircraft required some repairs and modifications that the Bank has agreed to pay and certain of the aircraft’s manuals are being compiled and reviewed by SAAB. Additional costs of ferrying the aircraft which are expected to approximate $45,000 are to be absorbed by the Company. The Company believes that the needed repairs and manual certification and reproduction can be done within the by June 15, 2005 and the plane can be scheduled for ferrying. The Company anticipates no difficulty in raising or obtaining the $45,000 necessary to pay the cost of ferrying the aircraft to the Dominican Republic.

On December 1, 2004, The Company announced that it had obtained aircraft insurance on the SAAB340A-s/n-073 from Portsmouth International Marine Service and Insurance Centre (PIMSIC). The Company has continued the insurance coverage.

On December 2, 2004, The Company announced that Seabird World Air would be able to deliver 2 Boeing747-269B’s during February of 2005. Seabird has subsequently informed the Company that it does not expect to be in a position to deliver the 747’s until the 4th quarter of 2005. The Company believes the planes which are to be used in some sort of joint venture relationship will be deliverable as per the contention of Seabird World Air.

On December 5, 2004, The Company announced that it had agreed to lease hangar office space at the San Juan Airport from Caribbean Airport Facilities via an assignment from Fina Airlines, Inc. The Company has since entered into to its own lease agreement with Caribbean Airport Facilities.

On December 7, 2004, The Company announced that it plans to negotiate for additional existing airport office Space at the San Juan Airport. The Company is still considering an expansion of its office capability with regard to support of hub activities in Puerto Rico.

On December 9, 2004, The Company announced the execution of a joint venture agreement with Fina Airlines,Inc. of Puerto Rico. Fina Airlines, Inc. was unable to provide services to support the agreement due to its failure to keep equipment available to provide flight and cargo services. Fina Airlines, Inc. is not currently operational. It is unlikely that Fina will be able to resume operations.

On December 14, 2004, The Company announced that it had appointed Nubuzz, Inc. of Orlando, Florida to administer its investor relations functions. Nubuzz, Inc. has continued to serve the Company and is likely to continue doing so.

On December 17, 2004, The Company announced that it had entered into an agreement, with Radixx Solutions International, Inc., for development of an online airline reservation system. The Company continues to support the decision to engage Radixx.

On December 28, 2004, The Company announced its continuing efforts on the development of Puerto Rico Business opportunities. The Company continues to believe that Puerto Rico figures prominently in its future plans and that the market for the Company’s goods and services will be enhanced by its participation in the Puerto Rican marketplace.

On January 7, 2005, The Company announced that it had reached an agreement with Vox Communications, Inc. as of December 31, 2004 to sell/spin off its wholly owned subsidiary, Hardyston Distributors, Inc. The agreement provides for Vox to assume up to $50,000 in indebtedness and to issue the Company 4,000,000 shares in the newly formed company as of a record date to be determined. The agreement remains in effect.

On January 18, 2005, The Company announced that it had executed a letter of intent with American Air Network, Inc. of St. Louis, Missouri to form a partnership to provide aircraft charter operations support to Viva in return for capital investment to expand their existing business operations. The letter of intent had not yet materialized in a formal contract. The Company is uncertain if a valid opportunity for a mutually beneficial business relationship remains.

On January 21, 2005, The Company announced that its subsidiary, Viva Air Dominicana, S.A. had secured offices and begun to set up its city ticket office and charter sales offices in the Dominican Republic. The Company has prepaid the lease space for one year in advance.

On January 24, 2005, The Company announced key directorship appointments with regard to its Dominican Airline Operation. Accordingly, positions announced were director of operations, maintenance, flight Attendants, quality control, security, chief pilot, chief country counsel, and chief accountant. There have been no changes to the positions announced.

On February 10, 2005, The Company announced that it had engaged L.A. Izarry & Associates, Inc. as its airworthiness compliance agent of service. The Company has continued this engagement.

On February 11, 2005, The Company announced that it had incorporated Eastern Caribbean Airlines, Inc. and that it has executed an acquisition agreement with Cool Tours, Inc. d/ba/ San Juan Aviation, Inc. a FAR Part 135 air carrier in San Juan, Puerto Rico. The Company through Eastern Caribbean Airlines, Inc., its wholly owned subsidiary has operated the ongoing business of Cool Tours, Inc. since the acquisition date of February 11, 2005.

On February, 14, 2005, The Company announced the formation of Eastern Caribbean Airlines, Inc. and confirmed the acquisition of Cool Tours, Inc.

On February 15, 2005, The Company announced that it had officially through Viva Air Dominicana, S.A. opened its sales and operations offices in Santo Domingo in advance of its previous plans.

On February 17, 2005, The Company announced that its Eastern Caribbean Airlines Corporation had made various executive and directorship appointments. Among the appointments, Ivan Figueroa was appointed as Chairman, CEO and President and Zandra Fox was appointed a Vice President.

On March 2, 2005, The Company updated its shareholders on the sale of the Hardyston Distributors, Inc. Subsidiary to Vox Communications, Inc. Pursuant to the update, the shareholders were advised that the original agreement was amended to increase the amount of shares to be awarded in the newly formed company from 4,000,000 to 45,568,410. The shares which are to redistributed to existing shareholders as of March 15, 2005.

On March 18, 2005, The Company issued a statement advising of the progression of its aviation subsidiaries. Among the items announced were: the appointment of John Hartman as Chief Pilot of EC Air, the opening of the San Juan maintenance facility and the status of the Company’s web sites.

On March 21, 2005, The Company updated its shareholders on the status of its sales and spin offs of its subsidiaries, CT Industries, Inc., Universal Filtration Industries, Inc. and Hardyston Distributors, Inc.

On March 28 & 29, 2005, The Company announced that it had entered into an agreement with TV Time, Inc. of Miami, Florida to produce 2 television commercial productions that would appear on Bloomberg Television, Cable, & Satellite Network.

On March 29, 2005, The Company announced that its subsidiary, Viva Air Dominicana, S.A., has agreed to an outsourcing maintenance service agreement with MCL Services Y Mantaniomento De Aeronaves, S.A. The agreement remains in effect.

On March 30, 2005, The Company announced that its wholly owned subsidiary, Eastern Caribbean Airlines Corporation has received Department of Transportation approval to operate.

On March 31, 2005, The Company announced that it has nearly completed its own internal continuous Airworthiness Maintenance Program (CAMP). The development and completion of the program is expected to generate cost savings in excess of $1 million annually.

On April 6, 2005, The Company announced that its wholly owned subsidiary, Eastern Caribbean Airlines Corporation has obtained a permit granting the Company inter-island approval to operate.

On April 12, 2005, The Company updated its shareholders on website and reservation development and announced a revised Bloomberg media schedule.

On May 10, 2005, The Company announced an update on the Carr Holdings-Universal Filtration sale And spin off. Shareholders were advised that the due diligence phase was nearly complete and that Carr’s SEC Counsel was to commence various filings on its behalf.

On May 11, 2005, The Company announced that it had launched the EC Air and FLYVIVA websites. The Integration of the online reservation and the inclusion of investor relations center will be included and offered through the website at a future date.

On May 17, 2005, The Company announced that its aviation subsidiaries will begin to accept reservations for scheduled flight services commencing during the week of June 3, 2005. Initial scheduled flight services are to be between San Juan, Puerto Rico and Santo Domingo, Dominican Republic 4 times weekly.

On May 18, 2005, The Company announced that its reservations system will be administered from the Dominican Republic.

On May 19, 2005, The Company announced that it has filed for FAA approval on behalf of Eastern Caribbean Airlines Corporation to use SIMCOM of Orlando, Florida to provide pilot training on Raytheon Beechcraft aircraft.

On May 20 & May 24, 2005, The Company detailed its plans to provide services to Samana, Dominican Republicas its next phase of adding flight routes and providing a glimpse of future plans announced a fall start up of service between Punta Cana, Santiago, and Santo Domingo, Dominican Republic and Caracas, Venezueala.

Sources of Liquidity

At March 31, 2005, the Company had $2,377 in cash. Since inception the Company has accumulated a deficit of approximately $15,350,000.

Our principal source of funding for the three month period ending March 31, 2005 was loans from shareholders and related parties that are being provided for working capital purposes during the development of our airline projects. As of March 31, 2005, $1,310,081 in working capital loans have been provided to the Company from these sources.

Viva International, Inc. has previously estimated that it will require a minimum of $3,000,000 of working capital to complete its subsidiaries transition from a development stage company to full operation. Air services have commenced on a very limited basis and further enhancement of services in scheduled to begin during the week of June 3, 2005. However, management believes that to execute its business plan to a comfortable level it would like to raise approximately $2,000,000 as soon as possible. Internal analysis and study suggests that the Company could expand its various subsidiary operations at reasonable levels with as little as $500,000 of new funding.

Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to its aviation subsidiaries. Viva International, Inc. will only be able to provide the needed capital by raising additional funds. The Company has been to obtain support from some of its shareholder and related parties and additional support has been promised. However, there can be no guarantee that the promised amounts will be available when needed and in sufficient amounts. Management has renewed confidence as a result of beginning its operations that its plans will now be more favorably received and that obtaining funding to sustain its aviation projects is achievable.

The Company has previously announced the retention of S. G. Martin Securities, LLC to provide investment banking services. Notwithstanding the engagement of S. G. Martin, the Company has continued negotiations with other firms and/or individuals capable of providing various needed financial and capital services and availability. The Company management believes that the engagement of Martin as well as the renewed interest in our airline project will allow it access to the capital it needs to implement its strategic business plan.

However, should we continue to be unable to raise adequate funds it could result in the failure to complete needed acquisitions of certain aviation assets or payment of certain related expenses that would delay or prevent the further development and growth of Eastern Caribbean Airlines Corporation and Viva Air Dominicana, S.A.

Management is optimistic that the Company will be able to borrow sufficient capital to operate its aviation subsidiaries as contemplated in the Company’s business plan.

Any forward-looking statements included in this Form 10-QSB reflect management’s best judgment based on factors currently known and involve risks and uncertainties. Actual results may vary materially.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

Item 2. Changes in Securities.

On February 21, 2005, restricted common stock of 135,000 shares was issued to a vendor as consideration for advertising and commercial media productions.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

None

(b) Reports of Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 25, 2005.

VIVA INTERNATIONAL, INC.

Date: May 25, 2005	By: Robert J. Scott
Robert J. Scott
Chief Financial Officer and
Director