Form 10QSB
period 2005-06-30
VIVA INTERNATIONAL INC
filed 2005-08-22
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 50,603,410 shares of common stock, $0.001 par value, as of August 19, 2005.

VIVA INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED June 30, 2005

TABLE OF CONTENTS

PART I.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Page

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and reports of Form 8-K. None

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

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

		June 30,	December 31,
		2005	2004
	ASSETS	(unaudited)
Current Assets
Cash		$38,886	$12,148
Accounts receivable		102,402	400,000
Employee advances		192,508	126,063
	Inventories	5,392
	Prepaid expenses	32,050	18,580
Total Current Assets		371,238	556,791
Fixed Assets, net of depreciation		16,321

Investments		410,694	497,333
Security deposit		62,200	17,200
Operating License		4,804,812	4,500,000
Other assets		12,283	12,283
Total Assets		$5,677,548	$5,583,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses		$2,332,917	$1,676,960
Taxes payable		21,755	58,541
Stock dividend payable		410,694	497,333
Notes payable		679,907	535,543
Notes payable to related party		826,649	815,675
Notes payable-shareholders		917,699	199,319
Total Current Liabilities		5,189,621	3,783,371

Commitments and contingencies

Stockholders’ Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2004		-	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 45,703,410 at
June 30, 2005 and 45,568,410 at December 31, 2004		45,704	45,569
Additional paid-in capital		17,184,465	17,149,500
Accumulated deficit		(16,331,548)	(14,897,500)
Shares to be issued-subsidiary sales & spin offs		(410,694)	(497,333)
Stockholders’ Equity		487,927	1,800,236
Total Liabilities and Stockholder’s Equity		$5,677,548	$5,583,607

See Notes to Financial Statements
3

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales revenues	$10,730	$-	$21,796	$-

Cost of sales	103,553	-	107,783	-

Gross profit (loss)	(92,823)	-	(85,987)	-

General and administrative	464,504	322,349	886,125	539,982
Interest expense	41,232	26,085	75,307	38,085
	505,736	348,434	961,432	578,067

	(598,559)	(348,434)	(1,047,419)	(578,067)
Other income and expenses
Interest income			10
Losses from writedown of
assets pursuant to spin-offs	(386,639)	-	(386,639)

Net loss	$(985,198)	$(348,434)	$(1,434,048)	$(578,067)

Net loss per common share	(0.02)	($0.03)	($0.03)	($0.08)

Weighted average shares	45,703,410	8,665,359	45,658,880	7,315,252
outstanding

See Notes to Financial Statements.
4

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005 (Unaudited)	2004 (Unaudited)
Operating Activities
Net loss from continuing operations	$(1,434,048)	$(578,067)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,023	-
Common stock issued for advertising & promotion	35,100
(Gain) or loss adjustment on sale of subsidiaries	386,639

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(2,402)	81,468
(Increase) decrease in inventory	(5,392)	-
(Increase) decrease in prepaid expenses and other assets	(79,915)	-
Increase (decrease) in accounts payable and accrued expenses	335,330	311,707
Increase (decrease) in taxes payable	(42,286)	-

Net cash (used) by operating activities	(805,951)	(184,892)

Investing Activities
Acquisition of fixed assets	(17,344)	-
Security deposit	(23,685)	-

Net cash provided (used) by investing activities	(41,029)	-

Financing Activities
Payment of bank loan	(1,890)	-
Payments on short and long-term debt	(7,627)	-
Notes payable related parties and shareholders	883,235	184,892
Net cash provided by financing activities	873,718	184,892

(Decrease) in cash	26,738	-
Cash at beginning of period	12,148	-
Cash at end of period	$38,886	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes (benefits)	$-	$-

See Notes to Financial Statements.
5

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Note 1-

The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the “Company”) as of June 30,2005 and their results of operations and the statement of cash flows for the three and six month periods ended June 30,2005 and 2004.Results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31,2005. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-

Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended June 30, 2005 and 2004 since there was no dilutive effect of potential common shares.

Note 3-

Through June 30, 2005, payments of $192,508 have been paid to employees of the Company as advances against earned compensation. The Company has accrued compensation expense due to the employees as earned.

Note 4-

At June 23, 2004, The Company authorized the conversion of all the outstanding preferred stock outstanding to common stock as a result of requests of the individual preferred shareholders. Shares were converted at the ratio of 1 share of preferred stock to 10 shares of common.

Note 5-

At July 22, 2004, the Company agreed to sell CT Industries, its wholly owned subsidiary to Adventure Group Holdings which was subsequently replaced by The Legends Group Holdings. The Legends Group has agreed to assume up to $250,000in liabilities, absorb any and all costs of conducting its business affairs as a public entity and to issue 41,068,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company’s existing shareholders of record as of August 13, 2004. As of June 30, 2005 and August 19, 2005 this agreement remains in force. However, management is concerned that The Legends Group may not be able to  complete the agreement and that CT Industries will be returned to the Company. Accordingly, management has elected to reserve against the potential losses that would arise from a failure to complete this agreement.

Note 6-

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

The Company has authorized that the shares it will receive will be distributed to the Company’s existing shareholders of record as of November 20,2004. As of June 30, 2005 and August 19, 2005 this agreement remains in force. Management is satisfied that Carr Holdings, LLC is performing to the agreement as intended and that the agreement will be completed as intended.

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Note 7-

At December 31, 2004, the Company announced that it has agreed to the sale/spin off of its wholly owned subsidiary, Hardyston Distributors, Inc. to Vox Communications, Inc. Pursuant to the agreement, Vox Communications, Inc. agrees to assume up to $50,000 in liabilities, absorb any and all costs of  conduction its business affairs as a public entity and to issue 45,568,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company’s existing shareholders of record as of March 15, 2005. As of June 30, 2005 and August 19,2005 this agreement remains in force. However, management is concerned that Vox Communications may not be able to complete this agreement and that Hardyston Distributors, Inc. will be returned to the Company. Accordingly, management has elected to reserve against potential losses that would arise from a failure to complete this agreement

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

Note 9-

At June 30, 2005, management has determined that certain existing agreements that provided for the sale of its subsidiaries, CT Industries, Inc. and Hardyston Distributors, Inc., have a reasonable probability of failing to be completed. Accordingly, management has written off it’s recorded investments position in these agreements and made appropriate reserves against any receivables that were consideration in these agreements. The resulting adjustments caused the recognition of $386,639 of losses during the quarter ended June 30, 2005.

Note 10-

On June 25, 2005, the Company’s Board of Directors authorized the issuance of 4.9 million shares of its common stock in retirement of $735,092 of debt and $103,297 of accrued interest. The shares were subsequently issued on July 11, 2005.

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

Viva International, Inc. is a holding company that consists of (2) two wholly owned subsidiaries: Viva Airlines, Inc. and Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A. Previously owned subsidiaries, CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), Universal Filtration Industries, Inc. and Harvey Westbury Corp. have been sold and spun off. However, management now believes that the sale and subsequent spin off of CT Industries, and Hardyston Distributors, Inc. have a high degree of uncertainty of being completed as intended and provided in the agreements that were entered into with Legends Group Holdings (previously Adventure Group Holdings) and Vox Communications, Inc. Accordingly, at June30, 2005, management has recognized losses of $386,639 resulting from this uncertainty. The Company despite its concerns believes the contracts are still valid and will press for a resolution of all issues governed by the contracts and will declare a default unless substantive efforts are made that indicate the contracts can be completed. Any declaration of default will result in the return of the subsidiaries to the Company. The Company has no intention of resuming operations within these subsidiaries if they should be received pursuant to a declaration of default.

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

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004.

Viva International, Inc. had sales of $10,730 for the three months ended June 30,2005 as compared to sales of $0 for the three months ended June 30, 2004. The Company had sales of $21,796 for the six months ended June 30, 2005 as compared to sales of $0 for the six months ended June 30, 2004. The acquisition of Cool Tours, Inc. through Eastern Caribbean Airlines, Inc. the Company’s wholly owned subsidiary, resulted in sales activity from charter flights in 2005. The Company and its subsidiaries were in a stage of development during 2004 and consequently they had not begun operations.

Viva International, Inc. had net losses of $985,198 for the three months ended June 30,2005 as compared to net losses of $348,434 for the three months ended June 30,2004. The Company had losses of $1,434,048 for the six months ended June 30, 2005 as compared to losses of$578,067 for the six months ended June 30, 2004. The increase in net losses for the respective three and six month periods is the direct result of the formation of a Puerto Rico subsidiary combined with a subsequent acquisition of an operating charter airline carrier as well as an increase in the costs associated with the continuation of our subsidiary development in the Dominican Republic. However, with respect to 2005and the three and six months periods ended June 30, 2005, the Company also recognized losses of $386,639 resulting from its decision to write off and/or reserve for potential losses from agreements that provided for the sale and subsequent spin off of subsidiaries.

Management has determined that operating from multiple hubs in the Caribbean is necessary to be able to economically operate and execute its business plan.

Viva International, Inc. had general and administrative expenses of $464,504 for the three the three months ended June 30, 2005 as compared to general administrative expenses of $322,349 for the three months ended June 30, 2005. The Company had general and administrative expenses of $886,125 for the six months ended June 30, 2005 as compared to $539,982 for the six months ended June 30, 2004. The increase in these expenses is primarily attributable to the Company’s acquisition of an operating charter carrier coupled with additional costs associated with the official opening of commercial offices in Santo Domingo, Dominican Republic.

Viva International, Inc. had interest expenses of $41,232 for the three months ended June 30, 2005 as compared to $26,085 for the three months ended June 30, 2004. The Company had interest expenses of $75,307 for the six months ended June 30, 2005 as compared to $38,085 for the six months ended June 30, 2004. The increase in interest expenses in the result of the growth of indebtedness that has been incurred in support of the Company’s development. The primary sources of borrowings have been from shareholders and related parties.

The Company reported $10,730 of revenue for the three month period ending June 30, 2005. Revenues were generated through the operation of chartered flight services by Eastern Caribbean Airline Corporation, the Company’s subsidiary in Puerto Rico. The Company’s subsidiary operation in the Dominican Republic has not yet generated revenues as it continues through its developmental stages. As of June 30, 2005, Eastern Caribbean Airlines began offering scheduled charter passenger service in addition to its on-demand charter services. The scheduled charter service is currently provided only between Puerto Rico and Santo Domingo and as such integrates the capabilities of Viva Air Dominicana S.A personnel in providing these services. Management plans to develop other Caribbean based route structures as additional aircraft is placed into service and Viva Air Dominicana S. A. receives its airline operating certificate.

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

On January 15, 2003, The Company completed a stock exchange agreement and plan of reorganization with Viva Airlines, Inc. In accordance with such agreement, we issued 307,500 of our shares of common stock to the shareholders of Viva Airlines, Inc. After the transaction was completed, the aggregate number of our shares held by the Viva Airline shareholders represented more than 50% of our issued and outstanding common stock. In addition all of our officers and directors resigned and Robert J. Scott became our sole officer and director. The Company’s name was changed during 2003 from the Auxer Group, Inc., to Viva International, Inc. This transaction transformed the Company into an aviation related business development holding company.

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

On July 27, 2004, The Company agreed to sell/spin off its CT Industries, Inc. subsidiary to Legends Group Holdings (previously know as Adventure Group Holdings) in a transaction providing for the assumption of up to $250,000 in liabilities and the issuance of 41,068,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of August 13, 2004. At

June 30, 2005 and August 19, 2005, management believes that significant doubts exist as to the ability of Legends Group Holdings to perform under the agreement. Accordingly, at June 30, 2005, the Company has made appropriate adjustments to its books and records resulting in the recognition of losses of $291,069.

On November 9, 2004, The Company agreed to sell/spin off its Universal Filtration Industries, Inc. subsidiary to Carr Holdings, LLC in a transaction providing for the assumption of up to $100,000 in liabilities and the issuance of 41,068,410 common shares of stock on its rollout as a public company. The Company will redistribute the shares it receives to its existing shareholders as of November 20, 2004. At June 30, 2005 and August 19, 2005, management believes that significant effort has been made by Carr Holdings, LLC towards completing the agreement as well as the retention of various professionals to assist it in becoming a public entity. Although, management does not have a current timetable indicating the completion of this sale and subsequent roll out as public company it has no present concerns regarding Carr Holdings, LLC ability to live to the agreement. The Company remains committed to assisting Carr Holdings in their effort.

On December 31, 3004, The Company agreed to sell/spin off its Hardyston Distributors, Inc. subsidiary to Vox Communications, Inc. in a transaction providing for the assumption of up to $50,000 of liabilities and the issuance of 45,568,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of March 15, 2005. At June 30, 2005 and August 19, 2005, management believes that significant doubts exist as to the ability of Vox Communications to perform under the agreement. Accordingly, at June 30, 2005, the Company has made appropriate adjustments to its books and records resulting in the recognition of losses of $95,569.

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

On July 15, 2004, The Company announced the following executive appointments: Oscar (Syed) Hasan to the posts of President & Chief Executive Officer, Rudy Dominguez to the post of Chief Operating Officer and E. Thomas Septembre to Vice President of Administration, Compliance & Corporate Governance. In addition, Mrrs. Hasan and Dominguez accepted appointment to the Company’s Board of Directors.

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

On July 20, 2004, The Company announced that is has selected Videcom International, Inc. of the United Kingdom to be its airline reservation system provider. Videcom will provide software and support for reservations, flight inventory, fares, ticketing, credit card authorization and other related services. The Company has reconsidered its vendor choice as is now expected to contract with SkyVantage Inc. for its reservation software needs. The Company will have no liability to Videcom International, Inc as a result of this management decision.

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

On September 13, 2004, The Company announced that it was nearing the completion on sale of its wholly owned subsidiary, C. T. Industries to Legends Group Holdings (previously known as Adventure Group Holdings Corporation). The announced sale has not been completed due to the inability of Legends Group to raise the capital necessary to undertake certain filings and registrations as contemplated under the agreement. Viva does not know if the Legends Group will be able to complete this agreement but we have not received any indication from Legends Group that they will not be able to raise the funds necessary to do so. As previously discussed, management has determined that substantial concerns about the ability of Legends Group to complete the agreement with the Company has resulted in a decision to write off and reserve against assets recorded pursuant to the agreement and accordingly, resulted in the recognition of losses of $291,069 during the quarter ended June 30, 2005.

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

On November 16, 2004, The Company announced that it has reached agreement on the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc. to Carr Holdings, LLC (Carr) of Novi, Michigan. Pursuant to the agreement, Carr will assume up to $100,000 of liabilities and plans to take Universal public. Carr further has agreed to offer each Viva shareholder of record as of November 20, 2004 one share in the new public company for each share of Viva owned. Carr Holdings, LLC, a technology holding company is in the process of completing various applications and filings as well as arranging for any required financial auditing or other professional services necessary to bring the surviving entity to a public corporation. Completion of this agreement through satisfaction of the terms and conditions was expected within the past quarter. However, the transaction was predicated upon Carr completing an acquisition of the ERP business integration division of Computer Decisions International, LLC, (CDI),an affiliated company. CDI would provide a viable operational division of Carr under the public holding company. To date, Carr is near completion on the terms and conditions to facilitate the acquisition of CDI. The Company and its management believes the Carr agreement continues to be viable and that Carr’s plan will facilitate the completion thereof and the subsequent roll out as a public entity.

On November 17, 2004, The Company announced that it is pursuing a joint venture operating opportunity with a Caribbean charter operator and that pursuant to its efforts has obtained a $50,000 insurance concession from Portsmouth International Marine Service and Insurance Centre (PIMSIC). PIMSIC and Viva have agreed to meet on November 29th to explore aircraft and financing opportunities between the two companies and their affiliates. The Company continues to use PIMSIC for its insurance needs through its various aviation enterprises. The joint venture opportunity contemplated by this announcement is no longer feasible as the charter operator is not in service at this time.

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

On November 26 and November29, 2004, The Company announced that it had accepted an assignment of an aircraft Lease for a SAAB 340A s/n-073 from Bank of America. The assignment remains in effect and all payment due under the lease arrangement have been made. The aircraft required some repairs and modifications that the Bank has agreed to pay and certain of the aircraft’s manuals are being compiled and reviewed by SAAB. Additional costs of ferrying the aircraft which are expected to approximate $45,000 are to be absorbed by the Company. The Company believes that the needed repairs and manual certification and reproduction can be done within the by June 15, 2005 and the plane can be scheduled for ferrying. The Company anticipates no difficulty in raising or obtaining the $45,000 necessary to pay the cost of ferrying the aircraft to the Dominican Republic. To date, the Company has elected to allocate available funding to the support of its Eastern Caribbean Airlines subsidiary and has delayed the cost of ferrying the equipment to a later date. The Company continues to discuss various opportunities with Bank of America regarding available equipment and financing and expects to make arrangements to acquire additional aircraft through this business relationship.

On December 1, 2004, The Company announced that it had obtained aircraft insurance on the SAAB340A-s/n-073 from Portsmouth International Marine Service and Insurance Centre (PIMSIC). The Company has continued the insurance coverage. In addition, the Company has obtained additional insurance coverage for a Raytheon Beech craft King Air-100 that is being operated by Eastern Caribbean Airlines Corporation and its charter operations.

On December 2, 2004, The Company announced that Seabird World Air would be able to deliver 2 Boeing 747-269B’s during February of 2005. Seabird has subsequently informed the Company that it does not expect to be in a position to deliver the 747’s until the 4th quarter of 2005. The Company believes the planes which are to be used in some sort of joint venture relationship will be deliverable as per the contention of Seabird World Air.

On December 5, 2004, The Company announced that it had agreed to lease hangar office space at the San Juan Airport from Caribbean Airport Facilities pursuant to an assignment from Fina Airlines, Inc. The Company subquently formed Eastern Caribbean Airlines Corporation and acquired Cool Tours, Inc. and utilized the space for the respective operations of its subsidiary. This month to month lease was subsequently terminated as of the end of June 30, 2005 and the Company has leased new space from Tropical Aviation Corporation. The new lease dated as of July 7, 2005 is a month to month and provides cost savings of $1,000 per month over that of the previous lease.

On December 7, 2004, The Company announced that it plans to negotiate for additional existing airport office Space at the San Juan Airport. The Company is still considering an expansion of its office capability with regard to support of hub activities in Puerto Rico. At present, the Company plans to utilize space at Isla Grande Airport and relocated to a hangar and office as of July 1, 2005.

On December 9, 2004, The Company announced the execution of a joint venture agreement with Fina Airlines, Inc. of Puerto Rico. Fina Airlines, Inc. was unable to provide services to support the agreement due to its failure to keep equipment available to provide flight and cargo services. Fina Airlines, Inc. is not currently operational. It is unlikely that Fina will be able to resume operations.

On December 14, 2004, The Company announced that it had appointed Nubuzz, Inc. of Orlando, Florida to administer its investor relations functions. Nubuzz, Inc. has continued to serve the Company and is likely to continue doing so.

On December 17, 2004, The Company announced that it had entered into an agreement, with Radixx Solutions International, Inc., for development of an online airline reservation system. The Company has since decided to utilize the airline reservation system software and support of Sky Vantage Corporation.

On December 28, 2004, The Company announced its continuing efforts on the development of Puerto Rico business opportunities. The Company continues to believe that Puerto Rico figures prominently in its future plans and that the market for the Company’s goods and services will be enhanced by its participation in the Puerto Rican marketplace.

On January 7, 2005, The Company announced that it had reached an agreement with Vox Communications, Inc. as of December 31, 2004 to sell/spin off its wholly owned subsidiary, Hardyston Distributors, Inc. The agreement provides for Vox to assume up to $50,000 in indebtedness and to issue the Company 4,000,000 shares in the newly formed company as of a record date to be determined. The agreement remains in effect. However, management has substantial doubts and concerns about the ability of Vox to complete this agreement and accordingly, made adjustment of its books and records, as of June 30, 2005, that resulted in the recognition of a loss of $95,569 for the three months then ended.

On January 18, 2005, The Company announced that it had executed a letter of intent with American Air Network, Inc. of St. Louis, Missouri to form a partnership to provide aircraft charter operations support to Viva in return for capital investment to expand their existing business operations. The letter of intent had not yet materialized in a formal contract. The Company is uncertain if a valid opportunity for a mutually beneficial business relationship remains and has no intention of pursuing its discussions with American Air Network, Inc.

On January 21, 2005, The Company announced that its subsidiary, Viva Air Dominicana, S.A. had secured offices and begun to set up its city ticket office and charter sales offices in the Dominican Republic. The Company has prepaid the lease space for one year in advance. This space will also serve the Company as the official headquarters for the Company’s entire Caribbean operations.

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

On February 11, 2005, The Company announced that it had incorporated Eastern Caribbean Airlines, Inc. and that it has executed an acquisition agreement with Cool Tours, Inc. d/ba/ San Juan Aviation, Inc. a FAR Part 135 air carrier in San Juan, Puerto Rico. The Company, through Eastern Caribbean Airlines, Inc. its wholly owned subsidiary, has operated the ongoing on-demand charter business of Cool Tours, Inc. since the acquisition date of February 11, 2005. In addition, it has commenced regularly scheduled charter service between Puerto Rico and Santo Domingo.

On February, 14, 2005, The Company announced the formation of Eastern Caribbean Airlines, Inc. and confirmed the acquisition of Cool Tours, Inc. The Company has begun the process of making application with the Federal Aviation Administration (FAA) to change the certificate name to Eastern Caribbean Airlines d/b/a EC Air.

On February 15, 2005, The Company announced that it had officially through Viva Air Dominicana, S.A. opened its sales and operations offices in Santo Domingo in advance of its previous plans. This location also serves as the official Company headquarters for all Caribbean operations.

On February 17, 2005, The Company announced that its Eastern Caribbean Airlines Corporation had made various executive and directorship appointments. Among the appointments, Ivan Figueroa was appointed as Chairman, CEO and President and Zandra Fox was appointed a Vice President. At present, by appointment, Oscar Hasan is serving the Company as the Company’s Chairman, President and CEO. Ivan Figueroa has recently resigned his position and no longer serves the Company in an official capacity. Ms. Fox has previously resigned her position and left the Company.

On March 2, 2005, The Company updated its shareholders on the sale of the Hardyston Distributors, Inc. Subsidiary to Vox Communications, Inc. Pursuant to the update, the shareholders were advised that the original agreement was amended to increase the amount of shares to be awarded in the newly formed company from 4,000,000 to 45,568,410. The shares which are to redistributed to existing shareholders as of March 15, 2005. Management has determined that it is unlikely that Vox Communications will be able to complete the agreement and that it appears unwilling to incur certain necessary costs to move forward. Therefore at June 30, 2005, management has adjusted the Company’s books and records to write down or reserve for the potential failure of the Vox agreement to be completed, Accordingly, at June 30, 2005 and for the three months then ended, losses of $95,569 were recognized.

On March 18, 2005, The Company issued a statement advising of the progression of its aviation subsidiaries. Among the items announced were: the appointment of John Hartman as Chief Pilot of EC Air, the opening of the San Juan maintenance facility and the status of the Company’s web sites. John Hartman was subsequently utilized in a number of positions and eventually decided to voluntarily leave the Company.

On March 21, 2005, The Company updated its shareholders on the status of its sales and spin offs of its subsidiaries, CT Industries, Inc., Universal Filtration Industries, Inc. and Hardyston Distributors, Inc. At June 30, 2005, the Company determined that the sales and spin off of CT Industries, Inc and Hardyston Distributors, Inc. were unlikely to be completed and accordingly, provisions were made to the Company’s books and records that would recognize such failure to complete. Accordingly, the Company recognized, at June 30, 2005 and for the three months then ended, losses of $386,639. The Company will continue its efforts to facilitate the agreements but may have to declare the agreements to be in default and reclaim its subsidiary interests in CT Industries, Inc. and Hardyston Distributors, Inc.

On March 28 & 29, 2005, The Company announced that it had entered into an agreement with TV Time, Inc. of Miami, Florida to produce 2 television commercial productions that would appear on Bloomberg Television, Cable, & Satellite Network. The television commercials were aired on Bloomberg during the week of April 11-17, 2005.

On March 29, 2005, The Company announced that its subsidiary, Viva Air Dominicana, S.A., has agreed to an outsourcing maintenance service agreement with MCL Services Y Mantaniomento De Aeronaves, S.A. The agreement remains in effect.

On March 30, 2005, The Company announced that its wholly owned subsidiary, Eastern Caribbean Airlines Corporation has received Department of Transportation approval to operate. Eastern Caribbean Airlines began scheduled charter services on June 6, 2005.

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

On April 12, 2005, The Company updated its shareholders on website and reservation development and announced a revised Bloomberg media schedule. The Bloomberg media spots were aired during the period of April 11 through the 17th.

On May 10, 2005, The Company announced an update on the Carr Holdings-Universal Filtration sale And spin off. Shareholders were advised that the due diligence phase was nearly complete and that Carr’s SEC Counsel was to commence various filings on its behalf. This initiative is still in progress.

On May 11, 2005, The Company announced that it had launched the EC Air and FLYVIVA websites. The integration of the online reservation and the inclusion of investor relations center will be included and offered through the website at a future date. To date, the Company is continuing to update and develop the websites, including the online reservations and investor relations sections and expects this project to continue through the balance of 2005.

On May 17, 2005, The Company announced that its aviation subsidiaries will begin to accept reservations for scheduled flight services commencing during the week of June 3, 2005. Initial scheduled flight services are to be between San Juan, Puerto Rico and Santo Domingo, Dominican Republic 4 times weekly.

On May 18, 2005, The Company announced that its reservations system will be administered from the Dominican Republic. The Company currently handles reservations by phone at its operational headquarters In Santo Domingo. Online reservation capability is to be available by the end of the third quarter of 2005.

On May 19, 2005, The Company announced that it has filed for FAA approval on behalf of Eastern Caribbean Airlines Corporation to use SIMCOM of Orlando, Florida to provide pilot training on Raytheon Beechcraft aircraft. The company has been able to hire qualified pilots current in the Raytheon Beechcraft aircraft. Therefore, to date the pilots hired have required only an operational check flight. Accordingly, the Company has been able to avoid needing to have pilot training in Orlando and thus saving the expense of doing so.

On May 20 & May 24, 2005, The Company detailed its plans to provide services to Samana, Dominican Republic as its next phase of adding flight routes and providing a glimpse of future plans announced a fall start up of service between Punta Cana, Santiago, and Santo Domingo, Dominican Republic and Caracas, Venezueala. To date, the Company has not commenced operations to these additional service cities due to its lack of available aircraft. Management continues to believe these cities are viable destinations and plans to open these route segments as aircraft become available.

On June 6th, 2005, The Company announced the inaugural flight of its scheduled service between San Juan, Puerto Rico and Santo Domingo, Dominican Republic. The Company continues to operate the same route four (4) times weekly, including five (5) additional public charter for tour operations via the same route and individual on-demand charters to other local islands.

On June 16th, 2005, The Company provided an operational update to the investing community commenting on the success of its charter service between San Juan, Puerto Rico and Santo Domingo, Dominican Republic.

On June 22nd, The Company announced it had entered into a charter agreement with IJAC of Puerto Rico for five (5) charter flights between Isla Grande Airport in San Juan, Puerto Rico and Herrera Airport in Santo Domingo, Dominican Republic. This agreement is expected to provide approximately $9,000 of gross revenues weekly. The first weekly installment was made for the period of June 30 through July 6, 2005.

On June 30, 2005, The Company announced it was considering providing air services to Virgin Gorda, British Virgin Islands via EC Air and instructed aviation consultant, L.A. Izarry & Associates to review specifications and file application to operate into Virgin Gorda Airport.

On July 7, 2005, The Company announced that EC Air hosted a promotional party in Santo Domingo, Dominican Republic to feature its official “kick-off” of its new media marketing program. This very successful event was exclusively targeted to tour operators, brokers and travel agents.

On July 8, 2005, the Company announced that it had retained the firm of Thomas Aviation Services, LLC ) to review the aircraft marketplace for appropriate SAAB 340A, BAE Jetstream 31/32 and J41 and the Cessna Caravan aircraft to meet its fleet requirements for its Caribbean operations.

On July 12, 2005, The Company announced that Thomas Aviation Services, LLC of Washington, DC facilitated operating leases for the Company for the acquisition of a Jetstream 31, s/n 618 and a Jetstream 32, s/n 902 with Corporate Flight Management, Inc. of Smyrna, Tennessee. To date, Corporate Flight Management, Inc. has been unable to commence the required pilot and crewing training to enable the aircraft to be utilized in our ongoing operations.

On August 3, 2005, The Company announced the implementation of a management plan to improve shareholder relations and communications and to create a forum to address inquiries regarding the Company and its subsidiary operations, Eastern Caribbean Air (EC Air) and Viva Air Dominicana, S.A. (VAD). A Company representative scheduled a series weekly update interviews on IBC Radio Network inform its shareholders on daily operational events.

On August 4, 2005, The Company announced a statement providing updates on its operations through its subsidiary air carriers, Eastern Caribbean Air (EC Air) and Viva Air Dominicana, S.A. (VAD). The update included the appointment of a new Director of Maintenance for EC Air, including updates on the current charter flights and the delivery of the recently leased additional aircraft.

On August 10, 2005, the Company announced the official launch date of its online reservations system and that it would be using a “user-friendly” booking engine offered by SkyVantage of Salk Lake City, Utah. Accordingly, Sky Vantage has been retained to assist the Company with implementation, installation and support.

On August 12, 2005, the Company announced that its management had declared phase one of its airline development project to have been completed and that it has set in motion a strategic plan to implement a major effort to capitalize on the market and service opportunities for its Eastern Caribbean Airlines subsidiary.

Sources of Liquidity

At June 30, 2005, the Company had $38,866 in cash. Since inception the Company has accumulated a deficit of approximately $16,400,000.

Our principal source of funding for the three month period ending June 30, 2005 was loans from shareholders and related parties that are being provided for working capital purposes during the development of our airline projects. As of June 30, 2005, $1,744,348 in working capital loans have been provided to the Company from these sources.

Viva International, Inc. has previously estimated that it will require a minimum of $3,000,000 of working capital to complete its subsidiaries transition from a development stage company to full operation. Air services have commenced on a very limited basis and further enhancement of services began during the week of June 3, 2005.

However, management believes that to execute its business plan to a comfortable level it would like to raise approximately $2,000,000 as soon as possible. Internal analysis and study suggests that the Company could expand its various subsidiary operations at reasonable levels with as little as $600,000 of new funding.

Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to its aviation subsidiaries. Viva International, Inc. will only be able to provide the needed capital by raising additional funds. The Company has been able to obtain support from some of its shareholder and related parties and additional support has been promised but is not guaranteed. However, there can be no guarantee that the promised amounts will be available when needed and in sufficient amounts. Management has renewed confidence as a result of beginning its operations that its plans will now be more favorably received and that obtaining funding to sustain its aviation projects is achievable.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our consolidated financial statements filed as part our annual report (Form 10KSB at December 31, 2004 and for the twelve months then ended) include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition or Plan of Operation is based upon Our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on the disposal of discontinued operations, the allowance for doubtful accounts and notes receivable, the estimated carrying value of investments and the value of various airline licenses and economic rights. Management gases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

On December 7, 2004, common stock of 4,500,000 shares was issued in partial settlement of various claims for unpaid wages and services to key employees and consultants of the Company.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2005.

VIVA INTERNATIONAL, INC.

Date: August 19, 2005	By:	/s/	Robert Scott
Robert J. Scott
Chief Financial Officer and
Director