Form 10QSB
period 2005-09-30
VIVA INTERNATIONAL INC
filed 2005-11-21
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-30440

                            VIVA INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


      NEVADA                                          22-3537927
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 50,603,410 shares of common stock, $0.001 par value, as of November 18, 2005.



================================================================================

                            VIVA INTERNATIONAL, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED September 30, 2005

                                TABLE OF CONTENTS


PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION



                                                                                                Page
                                                                                                ----

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                     September 30, 2005                                                         3

                Condensed Consolidated Statements of Operations
                     Three and nine months ended September 30, 2005 and 2004                    4

                Condensed Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2005 and 2004                              5
                Notes to Condensed Consolidated Financial Statements                            6-7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                      8-16


PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

Item 2.         Changes in securities

Item 3.         Defaults upon Senior Securities

Item 4.         Submission of Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and reports of Form 8-K. None

                Signatures

                                     PART I


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Viva International, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2004.

                            VIVA INTERNATIONAL, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2005


                            VIVA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                 September 30,
                                                                      2005
                                                               -------------------
           ASSETS                                                  (unaudited)
 Current Assets
      Cash                                                    $            13,312
      Accounts receivable                                                 106,476
      Employee advances                                                   196,106
        Inventories                                                         5,369
        Prepaid expenses                                                   18,500
                                                               -------------------
           Total Current Assets                                           339,763
 Fixed Assets, net of depreciation                                         15,490

      Investments                                                         410,694
      Security deposit                                                    114,175
      Operating License                                                 4,804,812
      Other assets                                                         12,560
                                                               -------------------
           Total Assets                                                 5,697,494
                                                               ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
      Accounts payable and accrued expenses                   $         2,525,791
     Taxes payable                                                         36,402
      Stock dividend payable                                              410,694
      Notes payable                                                       681,908
      Notes payable to related party                                       91,557
      Notes payable-shareholders                                        1,097,900
                                                               -------------------
           Total Current Liabilities                                    4,844,252

 Commitments and contingencies

 Stockholders' Equity
   Preferred stock 25,000,000 shares authorized at
     $.001 par value; -0- shares outstanding at
     September 30, 2005                                                         -
   Common stock, 1,000,000,000 shares authorized at $.001
     par value; issued and outstanding 50,603,410 at
    September 30, 2005                                                     50,604
 Additional paid-in capital                                            18,017,954
 Accumulated deficit                                                  (16,804,622)
 Shares to be issued-subsidiary sales & spin offs                        (410,694)
                                                               -------------------
           Stockholders' Equity                                           853,242
                                                               -------------------
           Total Liabilities and Stockholder's Equity         $         5,697,494
                                                               ===================


                        See Notes to Financial Statements


                            VIVA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                               For Three Months Ended September 30             For Nine Months Ended September 30,
                                    2005                    2004                    2005                    2004
                              ------------------      ------------------      ------------------      ------------------
                                 (unaudited)               (unaudited)             (unaudited)           (unaudited)
Sales revenues              $            76,127     $                 -       $          97,923       $               -

Cost of sales                           162,827                       -                 270,610                       -
                              ------------------      ------------------      ------------------      ------------------

Gross profit (loss)                     (86,700)                      -                (172,687)                      -
                              ------------------      ------------------      ------------------      ------------------


General and administrative              351,944                 229,591               1,238,069                 769,572
Interest expense                         34,476                  26,955                 109,783                  65,040
                              ------------------      ------------------      ------------------      ------------------
                                        386,420                 256,546               1,347,852                 834,612
                              ------------------      ------------------      ------------------      ------------------

                                       (473,120)               (256,546)             (1,520,539)               (834,612)
Other income and expenses
nterest income                               47                       -                      57                       -
Losses from writedown of
ssets pursuant to spin-offs                                           -                (386,639)                      -
                              ------------------      ------------------      ------------------      ------------------

Net loss                    $          (473,073)    $          (256,546)      $      (1,907,121)      $        (834,632)
                              ==================      ==================      ==================      ==================


Net loss per common share   $             (0.01)    $            ($0.01)      $          ($0.04)      $          ($0.03)
                              ==================      ==================      ==================      ==================

Weighted average shares              50,070,801              41,067,944              47,146,029              30,267,082
                              ==================      ==================      ==================      ==================
outstanding


                       See Notes to Financial Statements.


                            VIVA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended September 30,
                                                                         2005          2004
                                                                         ----          ----
        Operating Activities                                         (unaudited)    (unaudited)
       ----------------------
   Net loss from continuing operations ........................     $(1,907,121)     $  (834,612)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
     Depreciation .............................................           1,854             --
     Common stock issued for advertising & promotion ..........          35,100             --
    (Gain) or loss adjustment on sale of subsidiaries .........         386,639             --
     Roundings ................................................              (1)              (1)

   Changes in operating assets and liabilities:
   (Increase) decrease in receivables .........................          (6,476)          81,468
   (Increase) decrease in inventory ...........................          (5,369)            --
   (Increase) decrease in prepaid expenses and other assets ...         (70,240)            --
   Increase (decrease) in accounts payable and accrued expenses         631,501          510,933
   Increase (decrease) in taxes payable .......................         (27,639)            --
                                                                    -----------      -----------


   Net cash (used) by operating activities ....................        (961,752)        (242,212)

Investing Activities
   Acquisition of fixed assets ................................         (17,344)            --
   Security deposit ...........................................         (75,660)            --
                                                                    -----------      -----------

   Net cash provided (used) by investing activities ...........         (93,004)            --

Financing Activities
   Payment of bank loan .......................................          (1,890)            --
   Payments on short and long-term debt .......................          (7,627)            --
   Short-term borrowings ......................................           2,001           19,900
   Notes payable related parties and shareholders .............       1,063,436          222,312
                                                                    -----------      -----------
   Net cash provided by financing activities ..................       1,055,920          242,212
   (Decrease) in cash .........................................           1,164             --
   Cash at beginning of period ................................          12,148             --
                                                                    -----------      -----------
   Cash at end of period ......................................     $    13,312      $      --
                                                                    ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest .................................................     $      --        $      --
                                                                    ===========      ===========
     Income taxes (benefits) ..................................     $      --        $      --
                                                                    ===========      ===========



                       See Notes to Financial Statements.
                                      5

                              VIVA INTERNATIONAL, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2005



Note 1- The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the "Company") as of September 30,2005 and their results of operations and the statement of cash flows for the three and nine month periods ended September 30,2005 and 2004. Results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31,2005. All material inter-company balances and transactions have been eliminated in consolidation.

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

Note 3- Through September 30, 2005, payments of $196,106 have been paid to employees of the Company as advances against earned compensation. The Company has accrued compensation expense due to the employees as earned.

Note 4- At June 23, 2004, The Company authorized the conversion of all the outstanding preferred stock outstanding to common stock as a result of requests of the individual preferred shareholders. Shares were converted at the ratio of 1 share of preferred stock to 10 shares of common.

Note 5- At July 22, 2004, the Company agreed to sell CT Industries, its wholly owned subsidiary to Adventure Group Holdings which was subsequently replaced by The Legends Group Holdings. The Legends Group has agreed to assume up to $250,000 in liabilities, absorb any and all costs of conducting its business affairs as a public entity and to issue 41,068,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company's existing shareholders of record as of August 13, 2004. As of June 30, 2005 and August 19, 2005 this agreement remains in force. However, management is concerned that The Legends Group may not be able to complete the agreement and that CT Industries will be returned to the Company. Accordingly, management has elected to reserve against the potential losses that would arise from a failure to complete this agreement.

Note 6- At November 16, 2004, the Company announced that it had agreed to the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc., to Carr Holdings, LLC. Pursuant to the agreement, Carr Holdings, LLC agrees to assume up to $100,000 in liabilities, absorb any and all costs of conducting its business affairs as a public entity and to issue 41,068,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company's existing shareholders of record as of November 20,2004. As of June 30, 2005 and August 19, 2005 this agreement remains in force. Management is satisfied that Carr Holdings, LLC is performing to the agreement as intended and that the agreement will be completed as intended.

Note 7- At December 31, 2004, the Company announced that it has agreed to the sale/spin off of its wholly owned subsidiary, Hardyston Distributors, Inc. to Vox Communications, Inc. Pursuant to the agreement, Vox Communications, Inc. agrees to assume up to $50,000 in liabilities, absorb any and all costs of conduction its business affairs as a public entity and to issue 45,568,410 shares of its common stock to the Company. The Company has authorized that the shares it will receive will be distributed to the Company's existing shareholders of record as of March 15, 2005. As of June 30, 2005 and August 19, 2005 this agreement remains in force. However, management is concerned that Vox Communications may not be able to complete this agreement and that Hardyston Distributors, Inc. will be returned to the Company. Accordingly, management has elected to reserve against potential losses that would arise from a failure to complete this agreement

Note 8- On February 9, 2005, the Company formed Eastern Caribbean Airlines Corporation under the laws of Puerto Rico and was granted corporate charter approval on March 18, 2005.

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

Note 9- At June 30, 2005 and at September 30, 2005 management has determined that certain existing agreements that provided for the sale of its subsidiaries, CT Industries, Inc. and Hardyston Distributors, Inc., have a reasonable probability of failing to be completed. Accordingly, management has written off it's recorded investments position in these agreements and made appropriate reserves against any receivables that were consideration in these agreements. The resulting adjustments caused the recognition of $386,639 of losses during the quarter ended June 30, 2005 and is reflected in the consolidated statements of operations for the nine months ended September 30, 2005.

Note 10- On June 25, 2005, the Company's Board of Directors authorized the issuance of 4.9 million shares of its common stock in retirement of $735,092 of debt and $103,297 of accrued interest. The shares were subsequently issued on July 11, 2005.

Note 11- On October 7, 2005, the Company entered into an irrevocable letter of intent to acquire 100% of the common shares and all other equity in RegionsAir, Inc of Symrna, Tennessee. To facilitate the acquisition of RegionsAir, the Company will issue $6 million of convertible debentures to the existing owners of RegionsAir. RegionsAir is a private domestic air carrier that has been in existence since 1997 and generated in excess of $20 million in annual gross revenues during 2004. Formal closing of this transaction which was originally scheduled for November 15, 2005 has been temporarily delayed to allow for a final review by the respective attorneys for the parties to the agreement.

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

Viva International, Inc. is a holding company that consists of (2) two wholly owned subsidiaries: Viva Airlines, Inc. and Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A. Previously owned subsidiaries, CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), Universal Filtration Industries, Inc. and Harvey Westbury Corp. have been sold and spun off. However, management now believes that the sale and subsequent spin off of CT Industries, and Hardyston Distributors, Inc. have a high degree of uncertainty of being completed as intended and provided in the agreements that were entered into with Legends Group Holdings (previously Adventure Group Holdings) and Vox Communications, Inc. Accordingly, at June 30, 2005, management has recognized losses of $386,639 resulting from this uncertainty. The Company despite its concerns believes the contracts are still valid and will press for a resolution of all issues governed by the contracts and will declare a default unless substantive efforts are made that indicate the contracts can be completed. Any declaration of default will result in the return of the subsidiaries to the Company. The Company has no intention of resuming operations within these subsidiaries if they should be received pursuant to a declaration of default.

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

The Company has entered into an irrevocable letter of intent to acquire 100% of the equity in RegionsAir, Inc. of Smyrna, Tennessee. RegionsAir is a U.S. based air carrier in good standing and possesses a FAA 129 license. RegionsAir currently operates various U. S. based air traffic routes and currently generates annual revenues in excess of $20 million annually. Management intends to continue to operate RegsionsAir and their existing routes and envisions expanding the capability of RegionsAir to assist it in its development of its Caribbean based subsidiaries.


Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004.

Viva International, Inc. had sales of $76,127 for the three months ended September 30, 2005 as compared to sales of $0 for the three months ended September 30, 2004. The Company had sales of $97,923 for the nine months ended September 30, 2005 as compared to sales of $0 for the nine months ended September 30, 2004. The acquisition of Cool Tours, Inc. through Eastern Caribbean Airlines, Inc. the Company's wholly owned subsidiary, resulted in sales activity from charter flights in 2005. The Company and its subsidiaries were in a stage of development during 2004 and consequently they had not begun operations.

Viva International, Inc. had net losses of $473,073 for the three months ended September 30, 2005 as compared to net losses of $256,546 for the three months ended September 30,2004. The Company had losses of $1,907,121 for the six months ended September 30, 2005 as compared to losses of $834,632 for the six months ended September 30, 2004. The increase in net losses for the respective three and six month periods is the direct result of the formation of a Puerto Rico subsidiary combined with a subsequent acquisition of an operating charter airline carrier as well as an increase in the costs associated with the continuation of our subsidiary development in the Dominican Republic. However, with respect to 2005 during the quarter ended June 30, 2005, the Company recognized losses of $386,639 resulting from its decision to write off and/or reserve for potential losses from agreements that provided for the sale and subsequent spin off of subsidiaries.

Management has determined that operating from multiple hubs in the Caribbean is necessary to be able to economically operate and execute its business plan.

Viva International, Inc. had general and administrative expenses of $351,944 for the three months ended September 30, 2005 as compared to general and administrative expenses of $229,591 for the three months ended September 30, 2004. The Company had general and administrative expenses of $1,238,069 for the nine months ended September 30, 2005 as compared to $769,572 for the six months ended September 30, 2004. The increase in these expenses is primarily attributable to the Company's acquisition of an operating charter carrier coupled with additional costs associated with the official opening of commercial offices in Santo Domingo, Dominican Republic and the continuing build up of the Dominican subsidiary. Certain costs are mandated by licensure requirements and are being maintained to ensure compliance with the applicable guidelines.

Viva International, Inc. had interest expenses of $34,476 for the three months ended September 30, 2005 as compared to $26,955 for the three months ended September 30, 2005. The Company had interest expenses of $109,783 for the nine months ended September 30, 2005 as compared to $65,040 for the nine months ended September 30, 2004. The increase in interest expenses in the result of the growth of indebtedness that has been incurred in support of the Company's development. The primary sources of borrowings have been from shareholders and related parties. In July of 2005, the Company issued 4.9 million of its common shares to retire $735,092 of loans payable and $103,297 of accrued interest expenses.

The Company reported $76,127 of revenue for the three month period ending September 30, 2005. Revenues were generated through the operation of chartered flight services by Eastern Caribbean Airline Corporation, the Company's subsidiary in Puerto Rico. The Company's subsidiary operation in the Dominican Republic has not yet generated revenues as it continues through its developmental stages. As of June 30, 2005, Eastern Caribbean Airlines began offering scheduled charter passenger service in addition to its on-demand charter services. The scheduled charter service is currently provided only between Puerto Rico and Santo Domingo and as such integrates the capabilities of Viva Air Dominicana S.A personnel in providing these services. Management plans to develop other Caribbean based route structures as additional aircraft is placed into service and Viva Air Dominicana S. A. receives its airline operating certificate. At present, the aircraft previously used to provide air charter services requires significant repairs and maintenance services to be able to be operated in accordance with FAA and Company standards and accordingly, its use has been discontinued. Management is preparing to add additional aircraft to the Company's license and expects to resume its operations shortly.

The Company's Puerto Rico licensing is for chartered flight services only and as such is limited in scope and subject to various restrictions on items such as number of flights. The Company's Dominican Republic licensing will be more comprehensive and comparable to that granted to major airlines. As such, the Company's Dominican Republic subsidiary will primarily offer scheduled flight services but will also provide scheduled charter services. Management continues to believe that its present business plan which stipulates the utilization of smaller commuter type aircraft to conduct its operations is the most economically advantageous and profitable way to operate within the Caribbean. However, management is also focusing its future route and operational development on points in South and Central America and accordingly, may modify its business plan to include various joint venture arrangements or to adjust for other types of equipment necessary to successfully service these locations. Upon completion of the RegionsAir acquisition, the Company expects to be able to obtain additional utilization of RegionsAir's aircraft and access to additional aircraft through RegionAirs vendors, suppliers and/or leasing companies.

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

However, the Company now finds itself presented with opportunities in excess of its capability and must bring in capitalization, equipment and human resources to enable it to capture available business. Accordingly, management believes that 2005 will be pivotal in creating the dynamic business envisioned by the Company's business plan.

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


On July 27, 2004, The Company agreed to sell/spin off its CT Industries, Inc. subsidiary to Legends Group Holdings (previously know as Adventure Group Holdings) in a transaction providing for the assumption of up to $250,000 in liabilities and the issuance of 41,068,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of August 13, 2004. At June 30, 2005 and August 19, 2005, management believes that significant doubts exist as to the ability of Legends Group Holdings to perform under the agreement. Accordingly, at June 30, 2005, the Company has made appropriate adjustments to its books and records resulting in the recognition of losses of $291,069. These losses are reflected in the Company's financial statements included with this filing.

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

On December 31, 3004, The Company agreed to sell/spin off its Hardyston Distributors, Inc. subsidiary to Vox Communications, Inc. in a transaction providing for the assumption of up to $50,000 of liabilities and the issuance of 45,568,410 common shares of stock on its roll out as a public company. The Company will redistribute the shares it receives to its existing shareholders as of March 15, 2005. At June 30, 2005 and August 19, 2005, management believes that significant doubts exist as to the ability of Vox Communications to perform under the agreement. Accordingly, at June 30, 2005, the Company has made appropriate adjustments to its books and records resulting in the recognition of losses of $95,569. These losses are reflected in the Company's financial statements included with this filing.

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


On August 13, 2004, The Company announced that it has executed a mutual letter of intent with SRX Continental, Inc. of Aventura, FL. to provide for a joint venture Air Lift Service agreement for Cargo operations. The Company has been unable to activate the agreement to an operating status as certain issues and requirements pertaining to the Viva Air Dominicana's airline operating certificate have yet to be satisfied. Management believes that the obstacles currently existing will be removed within a short period of time and that discussions with SRX Continental can be resumed. As far as management can determine, the mutual benefits of a Viva/SRX joint venture agreement remain strong. However, there can be no assurances that SRX is willing to further consider any type of joint venture with the Company or its subsidiaries.

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

On September 13, 2004, The Company announced that it was nearing the completion on sale of its wholly owned subsidiary, C. T. Industries to Legends Group Holdings (previously known as Adventure Group Holdings Corporation). The announced sale has not been completed due to the inability of Legends Group to raise the capital necessary to undertake certain filings and registrations as contemplated under the agreement. Viva does not know if the Legends Group will be able to complete this agreement but we have not received any indication from Legends Group that they will not be able to raise the funds necessary to do so. As previously discussed, management has determined that substantial concerns about the ability of Legends Group to complete the agreement with the Company has resulted in a decision to write off and reserve against assets recorded pursuant to the agreement and accordingly, resulted in the recognition of losses of $291,069 during the quarter ended June 30, 2005. The losses are reflected in the Company financial statements included with this filing.

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

On November 16, 2004, The Company announced that it has reached agreement on the sale/spin off of its wholly owned subsidiary, Universal Filtration, Inc. to Carr Holdings, LLC (Carr) of Novi, Michigan. Pursuant to the agreement, Carr will assume up to $100,000 of liabilities and plans to take Universal public. Carr further has agreed to offer each Viva shareholder of record as of November 20, 2004 one share in the new public company for each share of Viva owned. Carr Holdings, LLC, a technology holding company is in the process of completing various applications and filings as well as arranging for any required financial auditing or other professional services necessary to bring the surviving entity to a public corporation. Completion of this agreement through satisfaction of the terms and conditions was expected within the past quarter. However, the transaction was predicated upon Carr completing an acquisition of the ERP business integration division of Computer Decisions International, LLC, (CDI),an affiliated company. CDI would provide a viable operational division of Carr under the public holding company. To date, Carr is near completion on the terms and conditions to facilitate the acquisition of CDI. The Company and its management believes the Carr agreement continues to be viable and that Carr's plan will facilitate the completion thereof and the subsequent roll out as a public entity.

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

On November 26 and November29, 2004, The Company announced that it had accepted an assignment of an aircraft Lease for a SAAB 340A s/n-073 from Bank of America. The assignment remains in effect and all payments due under the lease arrangement have been made. The aircraft required some repairs and modifications that the Bank has agreed to pay and certain of the aircraft's manuals are being compiled and reviewed by SAAB. Additional costs of ferrying the aircraft which are expected to approximate $45,000 are to be absorbed by the Company. The Company believes that the needed repairs and manual certification and reproduction can be done within the by June 15, 2005 and the plane can be scheduled for ferrying. The Company anticipates no difficulty in raising or obtaining the $45,000 necessary to pay the cost of ferrying the aircraft to the Dominican Republic. To date, the Company has elected to allocate available funding to the support of its Eastern Caribbean Airlines subsidiary and has delayed the cost of ferrying the equipment to a later date. The Company continues to discuss various opportunities with Bank of America regarding available equipment and financing and expects to make arrangements to acquire additional aircraft through this business relationship.

On December 1, 2004, The Company announced that it had obtained aircraft insurance on the SAAB340A-s/n-073 from Portsmouth International Marine Service and Insurance Centre (PIMSIC). The Company has continued the insurance coverage. In addition, the Company has obtained additional insurance coverage for a Raytheon Beechcraft King Air-100 that is being operated by Eastern Caribbean Airlines Corporation and its charter operations.

On December 2, 2004, The Company announced that Seabird World Air would be able to deliver 2 Boeing 747-269B's during February of 2005. Seabird has subsequently informed the Company that it does not expect to be in a position to deliver the 747's until the 4th quarter of 2005. The Company believes the planes which are to be used in some sort of joint venture relationship will be deliverable as per the contention of Seabird World Air. Agreements contemplated with Seabird World Air are to provide for Seabird to place the 747s on Viva Air Dominicana S.A.'s Dominican Airline Operating Certificate. The timing and/or ability of SeaBird to continue its efforts along these lines is beyond the control of the Company.


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

On December 17, 2004, The Company announced that it had entered into an agreement, with Radixx Solutions International, Inc., for development of an online airline reservation system. The Company has since decided to utilize the airline reservation system software and support of SkyVantage Corporation.

On December 28, 2004, The Company announced its continuing efforts on the development of Puerto Rico business opportunities. The Company continues to believe that Puerto Rico figures prominently in its future plans and that the market for the Company's goods and services will be enhanced by its participation in the Puerto Rican marketplace.

On January 7, 2005, The Company announced that it had reached an agreement with Vox Communications, Inc. as of December 31, 2004 to sell/spin off its wholly owned subsidiary, Hardyston Distributors, Inc. The agreement provides for Vox to assume up to $50,000 in indebtedness and to issue the Company 4,000,000 shares in the newly formed company as of a record date to be determined. The agreement remains in effect. However, management has substantial doubts and concerns about the ability of Vox to complete this agreement and accordingly, made adjustment of its books and records, as of June 30, 2005, that resulted in the recognition of a loss of $95,569 for the three months then ended. These losses are reflected in the Company financial statements included with this filing.

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

On January 21, 2005, The Company announced that its subsidiary, Viva Air Dominicana, S.A. had secured offices and begun to set up its city ticket office and charter sales offices in the Dominican Republic. The Company has prepaid the lease space for one year in advance. This space will also serve the Company as the official headquarters for the Company's entire Caribbean operations.

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

On February 15, 2005, The Company announced that it had officially, through Viva Air Dominicana, S.A., opened its sales and operations offices in Santo Domingo in advance of its previous plans. This location also serves as the official Company headquarters for all Caribbean operations.

On February 17, 2005, The Company announced that its Eastern Caribbean Airlines Corporation had made various executive and directorship appointments. Among the appointments, Ivan Figueroa was appointed as Chairman, CEO and President and Zandra Fox was appointed a Vice President. At present, by appointment, Oscar Hasan is serving the Company as the Company's Chairman, President and CEO. Ivan Figueroa has recently resigned his position and no longer serves the Company in an official capacity. Ms. Fox has previously resigned her position and left the Company.

On March 2, 2005, The Company updated its shareholders on the sale of the Hardyston Distributors, Inc. Subsidiary to Vox Communications, Inc. Pursuant to the update, the shareholders were advised that the original agreement was amended to increase the amount of shares to be awarded in the newly formed company from 4,000,000 to 45,568,410. The shares which are to redistributed to existing shareholders as of March 15, 2005. Management has determined that it is unlikely that Vox Communications will be able to complete the agreement and that it appears unwilling to incur certain necessary costs to move forward. Therefore at June 30, 2005, management has adjusted the Company's books and records to write down or reserve for the potential failure of the Vox agreement to be completed, Accordingly, at June 30, 2005 and for the three months then ended, losses of $95,569 were recognized. These losses are reflected in the Company financial statements included with this filing.

On March 18, 2005, The Company issued a statement advising of the progression of its aviation subsidiaries. Among the items announced were: the appointment of John Hartman as Chief Pilot of EC Air, the opening of the San Juan maintenance facility and the status of the Company's web sites. John Hartman was subsequently utilized in a number of positions and eventually decided to voluntarily leave the Company.

On March 21, 2005, The Company updated its shareholders on the status of its sales and spin offs of its subsidiaries, CT Industries, Inc., Universal Filtration Industries, Inc. and Hardyston Distributors, Inc. At June 30, 2005, the Company determined that the sales and spin off of CT Industries, Inc and Hardyston Distributors, Inc. were unlikely to be completed and accordingly, provisions were made to the Company's books and records that would recognize such failure to complete. Accordingly, the Company recognized, at June 30, 2005 and for the three months then ended, losses of $386,639.

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

On May 10, 2005, The Company announced an update on the Carr Holdings-Universal Filtration sale And spin off. Shareholders were advised that the due diligence phase was nearly complete and that Carr's SEC Counsel was to commence various filings on its behalf. This initiative is still in progress.

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

On June 30, 2005, The Company announced it was considering providing air services to Virgin Gorda, British Virgin Islands via EC Air and instructed to the Company's aviation consultant, L.A. Izarry & Associates to review specifications and file application to operate into Virgin Gorda Airport.

On July 7, 2005, The Company announced that EC Air hosted a promotional party in Santo Domingo, Dominican Republic to feature its official "kick-off" of its new media marketing program. This very successful event was exclusively targeted to tour operators, brokers and travel agents.

On July 8, 2005, the Company announced that it had retained the firm of Thomas Aviation Services, LLC www.thomasaviation.net) to review the aircraft marketplace for appropriate SAAB 340A, BAE Jetstream 31/32 and J41 and the Cessna Caravan aircraft to meet its fleet requirements for its Caribbean operations. Thomas Aviation continues to be engaged by the Company.

On July 12, 2005, The Company announced that Thomas Aviation Services, LLC of Washington, DC facilitated operating leases for the Company for the acquisition of a Jetstream 31, s/n 618 and a Jetstream 32, s/n 902 with Corporate Flight Management, Inc. of Smyrna, Tennessee. To date, Corporate Flight Management, Inc. has been unable to commence the required pilot and crewing training to enable the aircraft to be utilized in our ongoing operations. As a result of the Company's intention to acquire RegionsAir, Inc., it is no longer interested in pursuing operating leases with Corporate Flight Management, Inc.

On August 3, 2005, The Company announced the implementation of a management plan to improve shareholder relations and communications and to create a forum to address inquiries regarding the Company and its subsidiary operations, Eastern Caribbean Air (EC Air) and Viva Air Dominicana, S.A. (VAD). A Company representative scheduled a series weekly update interviews on IBC Radio Network (www.ibcradio.com) to inform its shareholders on daily operational events.

On August 4, 2005, The Company announced a statement providing updates on its operations through its subsidiary air carriers, Eastern Caribbean Air (EC Air) and Viva Air Dominicana, S.A. (VAD). The update included the appointment of a new Director of Maintenance for EC Air, including updates on the current charter flights and the delivery of the recently leased additional aircraft.

On August 10, 2005, the Company announced the official launch date of its online reservations system and that it would be using a "user-friendly" booking engine offered by SkyVantage of Salk Lake City, Utah. Accordinly, SkyVantage has been retained to assist the Company with implementation, installation and support.


On August 12, 2005, the Company announced that its management had declared phase one of its airline development project to have been completed and that it has set in motion a strategic plan to implement a major effort to capitalize on the market and service opportunities for its Eastern Caribbean Airlines subsidiary.

On October 5, 2005, the Company announced a Caribbean operational update in response to shareholder inquires. The Company stated that it had opened discussions with several island nations to provide solutions to the lack of air service to and from their respective countries as a result of recent independent market studies on Caribbean Aviation.

On October 7, 2005, the Company announced that it had executed an irrevocable Letter of Intent to Purchase the entire air carrier operation of Smyrna (Nashville), Tennessee based RegionsAir, Inc (www.regionsair.com). Established in 1996, RegionsAir, formerly Corporate Airlines, Inc. is a regional air carrier that provides commuter air service to small-and-medium sized communities in the Southeast and Midwest. RegionsAir operates turboprop commuters as "American Connection" in a number of markets under an operational agreement with American Airlines (NSYE:AMR).

On October 10, 2005, the Company announced that pursuant to its plans to acquire RegionsAir as previously announced on October 7, 2005, that was seeking an interim operating agreement allowing Viva to integrate its Caribbean air service operations with RegionsAir in advance of closing.

On October 10, 2005, the Company issued a correction to the previous announcement in the morning of October 10, 2005, to clarify the number routes operated by RegionsAir, including operational hubs and routes subsidized by the DOT under the Essential Air Service Program.


On October 12, 2005, the Company announced it had executed an Interim Operating Agreement with RegionsAir and will immediately begin the relocation process of its Miami office to Smyrna, Tennessee (www.regionsair.com). The agreement incorporated the expectation and performance of each of the respective operations and the related functions of accounting, contracts, agreements, purchasing leveraging, inventory management and/or transactional obligations.

On October 13, 2005, the Company announced that in conjunction with its decision to acquire RegionsAir that it was to provide a fleet of SAAB 340 aircraft to RegionsAir for use in providing service under recently awarded new Essential Air Service routes. By order dated September 9, 2005, the US Department of Transportation (DOT) selected RegionsAir to provide subsidized Essential Air Service to Parkersburg, Morgantown and Clarksburg/Fairmont, West Virginia for a two year period, establishing a combined subsidy rate of $1,051,333 per year for service to Cincinnati utilizing SAAB 340 aircraft.

On November 3, 2005, the Company issued a news bulletin that addresses its progress on the acquisition of RegionsAir, Inc. and related matters, a closing date on/or before November 15th, 2005, the integration the operations of RegionsAir into Viva and its Caribbean subsidiaries, pre-aircraft acquisition and certification, maintenance consolidation, coordination of licensing and permits, implementation of pilot training standards, planning for airport station operations and dispatch, and centralized general operations. By mutual agreement, the closing of the RegionsAir acquisition has been temporarily delayed to allow for a legal review by each parties legal representation.

Sources of Liquidity

At September 30, 2005, the Company had $13,312 in cash. Since inception the Company has accumulated a deficit of approximately $16,800,000.

Our principal source of funding for the three month period ending September 30, 2005 was loans from shareholders and related parties that are being provided for working capital purposes during the development of our airline projects. As of September 30, 2005, $1,924,549 in working capital loans have been provided to the Company from these sources. Additional resources of $76,127 were provided from revenues from operations for the three months ended September 30, 2005.

The Company has announced its intent to acquire RegionsAir, Inc. of Smyrna, Tennessee in a transaction that requires it to issue $6 million of 8% convertible debentures to the existing owners of RegionsAir, Inc. At present, RegionsAir, Inc. a private domestic air carrier is generating revenues from operations in excess Of $20 million annually. The recent financial statements of RegionsAir, Inc. indicate positive cash flows and modest profitability.

However, in light of the intended RegionsAir acquisition and the issuance of interest bearing convertible debentures, Viva International, Inc. now believes that it will require up to $10-$15 million in new financing to support its new acquisition as well as the implementation of new aircraft into its Eastern Caribbean Airlines and Viva Air Dominicana S. A. subsidiaries. Management believes the acquisition of RegionsAir solidifies its business plan and will support its ability to raise needed capital and continues to believe that the niche marketing opportunities from operating within its Caribbean markets will adequately support and service these levels of financing.

Management has amended its articles of incorporation to allow for the issuance of a new class of preferred security and intends to request approval from its shareholders to offer the new preferred security in a private placement.

The Company has previously announced the retention of S. G. Martin Securities, LLC to provide investment banking services. Notwithstanding the engagement of S.
G. Martin, the Company has continued negotiations with other firms and/or individuals capable of providing various needed financial and capital services and availability. The Company management believes that the engagement of Martin as well as the renewed interest in our airline project will allow it access to the capital it needs to implement its strategic business plan. The Company expects S. G. Martin to lead the private placement offering.

Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to its aviation subsidiaries. Viva International, Inc. will only be able to provide the needed capital by raising additional funds. The Company has been able to obtain enough support from some of its shareholder and related parties to continue its development and additional support has been promised if needed. However, there can be no guarantee that the promised amounts will be available when needed and in sufficient amounts. Management has renewed confidence as a result of beginning its operations as well as its intended acquisition of RegionsAir that its plans will now be more favorably received and that obtaining sufficient funding to sustain its aviation projects is achievable and expected.

However, should we continue to be unable to raise adequate funds it could result in the failure to complete the acquisition of RegionsAir as well as needed acquisitions of certain aviation assets or payment of certain related expenses that would delay or prevent the further development and growth of Eastern Caribbean Airlines Corporation and Viva Air Dominicana, S.A.

Management is optimistic that the Company will be able to borrow sufficient capital to operate its aviation subsidiaries as contemplated in the Company's business plan.

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

USE OF ESTIMATES

Management's Discussion and Analysis of Financial Condition or Plan of Operation is based upon Our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on the disposal of discontinued operations, the allowance for doubtful accounts and notes receivable, the estimated carrying value of investments and the value of various airline licenses and economic rights. Management gases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

(4) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was Auxer's landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer's former business address. It is suing Auxer for failure to pay base rent of $7,083.33 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer's lease. Mahure, LLC is requesting $58,465.49 attorney's fees, cost of suit and interest. The Company did not contest this matter and accordingly, as judgment has been entered against it for approximately $98,000.
                                                                  19

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

(7) Environmental Materials Corporation vs. Harvey Westbury Corp., The Auxer Group, Inc., Ronald Shaver, Ryan Shaver, et al.-On March 7, 2003 Environmental filed an action in the Superior Court of New Jersey for Ocean County, Docket No. 717-03, demanding payment for sums allegedly due it from companies under the control of Ronald & Ryan Shaver ("the Shavers") and Harvey Westbury and the Company. Subsequent discovery revealed that Harvey owed a maximum of $5,500 to Environmental. This portion of the legal matter has been satisfactorily resolved. However, pursuant to this case, Harvey and the Company have cross claimed against the Shavers and the Shavers have cross claimed against the Company seeking damages with respect to their employment contracts totaling several hundreds of thousands of dollars. The Company has amended its cross claim motion to include a third party claim against Richard Anslow, Esq. of former counsel to the Company for assisting the Shavers in their attempts to gain control of the Company during a period when Anslow was still purporting to represent the Company. The Company believes it has meritorious defenses against the claims of the Shavers and intends to vigorously defend the action. Depositions have been ordered in this matter as it moves towards an ultimate court hearing date.

(8) Paul R. Lydiate - Labor Claim in California against Auxer Telecom Inc. for $20,192. Auxer did not appear at the hearing on May 6, 2002. Auxer Telecom Inc. was dissolved on March 18, 2002.

(9) Ty Hiither vs. Viva International, Inc.-Small claims action against the Company for unpaid services related to Web Site Development. A court judgment has been entered against the Company for $3,073 as of July 12, 2004. Since the judgment has been entered the plaintiff has refused an offer to settle the claim by issuance of Company stock and has intentionally and maliciously sought to damage the Company through the development of a web site portal and by various links to the Company's web site. Pursuant to the Plaintiff's efforts, she has made various posts and made various references to the Company's plans, it's employees, consultants and managers that were damaging or potentially damaging and were made without her attempts to verify or perform other due diligence to determine the accuracy and reliability of the information that she intentionally posted. The Company believes that the plaintiff may have acted criminally and accordingly, may seek relief or other sanctions and may assess damages at amounts far in excess of the plaintiff's claim.

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

(11) Ivan Figueroa vs. Eastern Caribbean Airlines, Inc. and Viva International, Inc-Mr. Figueroa has filed suit against the Company and its subsidiary for as yet unspecified amounts. Mr. Figueroa was previously employed by the Company and was the previous owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company has invested substantially into its Puerto Rico operations through Eastern Caribbean Airlines, Inc. and believes that certain of the debts claimed by Mr. Figueroa as unpaid have been inflated or otherwise not disclosed and would result in a recalculation of any amounts due him. In addition, the Company has various executed


                                       20


documents and agreements that support and defend its investment in Eastern Caribbean and its entitlement to the retention of the Cool Tours name. The Company will vigorously defend any action arising from the Figueroa litigation and will consider a counter suit if this proceeding is to continue. It is managements belief that that dispute will be short-lived and resolved outside the jurisdiction of the courts.

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

          On July 11, 2005, restricted common stock of 4,900,000 was issued in payment for corporate debts in the amount of $735,092 and accumulated interest of $103,297.

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

                                VIVA INTERNATIONAL, INC.

Date:  November 21 , 2005       By:  /s/   Robert Scott
                             -------------------------------------------
                                           Robert J. Scott
                                           Chief Financial Officer and
                                            Director