Form 10KSB
period 2005-12-31
VIVA INTERNATIONAL INC
filed 2006-04-19
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File #0-30440

VIVA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

22-3537927

(IRS Employer Identification Number)

954 Business Park Drive, Suite #4, Traverse City, MI 49686

(Address of principal executive offices)(Zip Code)

(231) 946-4343

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $113,974

Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of April 17, 2006, was: $5,477,342 (based on a stock price of $.09).

Number of shares of the registrant’s common stock outstanding as of April 17, 2006 is: 60,859,350

Transfer Agent as of April 17, 2006:

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

On February 19, 2003, Viva Air Dominicana, S.A., a Dominican Republic corporation was formed. The corporation is owned 24 ½ percent each by Robert Scott and Oscar Hasan and 51% by citizens of the Dominican Republic. Mr. Scott has assigned his respective interests to Viva International, Inc. and is seeking to obtain a proper assignment from Mr. Hasan who is no longer involved with the Company.

Viva has concentrated its efforts on obtaining its airline operating ability through Viva Air Dominicana S.A. Viva Air Dominicana S.A. has complied with all requirements including the filing of various aviation and flight manuals as has been requested by the Dominican Aviation Authority. At this date, Viva Air Dominicana S.A. has complied with each and every requirement of licensure as has specifically been requested by the Dominican Aeronautical Authority and approval and issuance of an airline operating certificate will be forthcoming. Viva’s previous attempts were delayed in part due to a change in governmental leadership resulting from a popular election vote of its citizens. No problems are anticipated in procuring the licensing as filed for. Viva expects to be officially recognized as the flag carrier of the Dominican Republic upon the issuance of its airline operating certificate and the commencement of operations.

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

Service Business Analysis

The Federal Government de-regulated the airline industry in 1978. Prior to that time the government virtually guaranteed the profitability of the airline industry, at the expense of the consumer. Routes were restricted. Fares were fixed. Costs got out of control. Today some of the major carriers still continue to operate at less than optimum efficiency. This has spawned the success of various “discount” carriers, most notably Southwest Airlines and Jet Blue.

The low cost carriers have proven that they can operate profitably, can garner market share, and have even spawned an increase in travel by luring those who would previously have traveled by bus, rail, or automobile or who would not have traveled at all.

Many major airlines today are experiencing significant losses. The management of Viva feels that these losses can be traced directly to the high cost of labor, fuel, servicing of heavy debt or lease payments from equipment acquisition, operational inefficiency, and poor management. Viva’s management believes that its business strategies will provide competitive advantages by utilization of lower cost labor, fuel efficient aircraft, economically favorable leases on equipment and other efficiencies associated with operating in a lower cost environment. Viva management also believes that with a limited and specific market focus that it will be able to offer more comprehensive, personal and convenient services to its customers than would be available from the larger carriers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 9, 2005, the Company had 4,670 shareholders of record. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol “VIVI”. The Company has not undertaken to update its records regarding shareholder numbers as of this date.

The reported high and low bid prices for our common stock are shown below for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2004 and 2003 shown below are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions.

Period	HIGH BID	LOW BID

2005

First Quarter	0.37	0.17
Second Quarter	0.26	0.17
Third Quarter	0.17	0.11
Fourth Quarter	0.16	0.10

2004

First Quarter	.36	.18
Second Quarter	.18	.07
Third Quarter	.17	.05
Fourth Quarter	..076	.01

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

Results of Operations for the Three Months Ended December 31, 2005 and 2004 and 2003.

Viva International, Inc. had sales of $16,051 for the quarter ended December 31, 2005 as compared to sales of $0 for the quarter ended December 31, 2004. Viva has been able to commence operations during 2005 through its subsidiary Eastern Caribbean Airlines Corporation. For the year ended December 31, 2005, viva was able to generate $113,974 of revenues. However, at December 31, 2005 the Company was not operating and was planning on the resumption of its passenger and cargo flights.

Viva International, Inc had sales for $0 for the quarter ended December 31, 2004 as compared to sales of $0 for the quarter ended December 31, 2003. Viva Airlines, Inc. had not yet completed its development to enable it to produce revenues.

Viva International, Inc. had a net loss of $1,549,938 for the quarter ended December 31, 2005 as compared to income of $472,708 for the quarter ended December 31, 2004. Included in the determination of net income for the quarter ended December 31, 2004 was recognition of non-recurring gains from the sale and spin off of inactive subsidiaries of $933,094. These spin offs have not been completed and are not likely to be completed and accordingly as of December 31, 2005, the Company has written off its remaining basis in the receivables and investment positions as previously carried on its books.

Viva International, Inc. had net income of $472,708 for the quarter ended December 31, 2004 as compared to net losses of $1,922,478 for the quarter ended December 31, 2003. The increase in net losses was primarily attributed to an adjustment for impairment of asset of $1,705,968.

Viva International, Inc. had general administrative expenses of $960,710 for the quarter ended December 31, 2005 as compared to general administrative expenses of $387,673 for the quarter ended December 31, 2004.. The majority of the increase resulted from the payment of advisory and consulting fees in the form of Company common stock.

Viva International, Inc. had general and administrative expenses of $387.673 for the quarter ended December 31, 2004 as compared to $264,698 for the quarter ended December 31, 2003. The increase in expenses was attributed to the continued development of the Company’s airline subsidiary, Viva Airlines, Inc.

Viva International, Inc. had interest expenses of $36,241 for the quarter ended December 31, 2005 as compared to $61,673 for the quarter ended December 31, 2004 The decrease in these expenses is attributable to a pay down on certain promissory notes. The net result was to reduce the level of borrowing and the accompanying interest charges.

Viva International, Inc. has interest expense of $61,673 for the quarter ended December 31, 2004 as compared to $20,412 for the quarter ended December 31, 2003. The increase in interest expense over that of the prior period is attributable to the Company carrying a higher debt load thatn if prior years,.

Results of Operations for the Twelve Months Ended December 31, 2005 and 2004 and 2003

Viva International, Inc. had sales of $113,974 for the twelve-month period ended December 31, 2005 as compared to sales of $0 for the twelve-month period ended December 31, 2004. The Company’s Eastern Caribbean Airlines subsidiary has contributed all of the sales activity to date through the operations of charter flights and scheduled charter operations and at December 31, 2005 was essentially in an inactive mode. Plans are currently underway through regulatory authorities (FAA) to resume operations at Eastern Caribbean and aircraft is being readied for that purpose. The Company’s Viva Air Dominicana S. A.. subsidiary has continued its preparatory stages in anticipation of the commencement of operations. The Company plans to acquire aircraft by purchase or lease in support of the finalization of the processes necessary to begin operations through Viva Air Dominicana S.A.

Viva International, Inc. had net losses of $3,457,059 for the twelve-month period ended December 31, 2005 as compared to net losses of $3,138,096 for the twelve-month period ended December 31, 2004. The increase in net losses is attributable to the Company’s efforts to resume its operations coupled with a write off of the remaining investments and receivables from transactions designed to spin off subsidiaries to private companies wishing to become public. In measuring this change between years, it should be noted that the Company as part of its restatement of its December 31, 2004 took a $3.5 million write down of its licensing and intangible assets..

Viva International, Inc. had net losses for the twelve-month period ended December 31, 2004 of $3,138,096 as compared to $3,486,935 for the twelve-month period ended December 31, 2003. The decrease in net losses is primarily attributable to a combination of financial benefits resulting the recognition of gains and incomes from potential spin offs offset in part by the restatement of the 2004 financial statements to reduce the carrying value of the Company’s licensing and intangible assets.

Viva International, Inc. had sales of $0 for the twelve-month period ended December 31, 2004 as compared to sales of $0 for the twelve-month period ended December 31, 2003. Viva’s aviation business was in various stages of development during each of these base years..

Viva International, Inc. had general administrative expenses of $2,198,779 for the twelve-month period ended December 31, 2005 as compared to general administrative expenses of $1,168,285 for the twelve-month period ended December 31, 2004. The increase is largely attributable to several advisors, consultants and investment bankers accepting common stock for services in 2005. The addition of each of the advisors and consultants to the Company’s efforts are designed to prepare the Company prepares to resume its operations in the Caribbean..

Viva International, Inc. had general and administrative expenses of $1,168,285 for the twelve-month period ended December 31, 2004 as compared to $1,155,546 for the twelve-month period ended December 31, 2003. The nominal increase in these expenses was attributable to the Company’s concentration of the development of its airline project through its subsidiary, Viva Airlines, Inc.

Viva International, Inc. had interest expenses of $146,024 for the twelve month period ended December 31, 2005 as compared to $126,713 for the twelve month period ended December 31, 2004. The increase in these expenses is due to an increase in loan obligations created as the Company continues its various development strategies.

Viva International, Inc. has interest expenses of $126,713 for the twelve-month period ended December 31, 2004 as compared to $604,798 for the twelve month period ended December 31, 2003. The decreases were due to the prior year having a pay off of obligations with common stock at a discount to market thereby resulting in recognition of significant additional interest expenses. Additionally, the Company borrowed from shareholders and related parties for working capital purposes as it continued its development of its airline project.

Our principle source of funding the three-month period ending December 31, 2005 was from loans from related parties and our shareholders that are being provided for working capital purposes during the development of the airline project through Viva Airlines, Inc., our wholly owned subsidiary. At December 31, 2005, Eastern Caribbean Airlines Corporation is the Company’s only operating subsidiary and is in preparation to restart airline services in 2006. Viv Air Dominicana S.A. remains in a stage of development.

Sources of Liquidity

For the quarter ended December 31, 2005, we paid for operations through substantial loan contributions from related parties and our shareholders. New borrowings from related parties and shareholders of $1,171,292 were provided to the Company to assist in the payment of its related expenses. We had notes Payable to related parties and shareholders of $1,347,897 and had other notes payable of $535,543 on December 31, 2005. We did issue 4,900,000 shares to retire certain loans and accrued interest and we also issued 2,811,000 shares of common stock to certain advisors and consultants as partial payment for services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the quarter ended December 31, 2005.

In comparison for the quarter ended December 31, 2004, we paid for operations through substantial loan contributions from related parties. We had notes payable to related parties and shareholders of $1,014,994 and had other notes payable of $535,543 on December 31, 2004. We did not sell or issue any stock to provide for services rendered, consulting requirements and operating and investment activities during the quarter ended December 31, 2004.

For the twelve-months ended December 31, 2004, we paid for operations through substantial loan contributions from related parties and our shareholders. New borrowings from related parties and shareholders of $872,903 were provided to the Company to assist in the payment of its related expenses. At December 31, 2004, we had notes payable to related parties of $815,675, loans payable to shareholders of $199,319 and other notes payable of $535,543. During 2004, we did issue 4,500,000 shares of common stock to certain employees and consultants as partial payment for past services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the year then ended.

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

Significant Accounting Policies

Basis of Financial Statement Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $21,854,561 of net losses for the period of April 18, 1995 to December 31, 2005. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company has continued its financing efforts but there can be no guarantee that financing will be available as it is needed or that it will be adequate.

Investments

The company was awarded shares in spun off subsidiaries that have been valued at the par value of the awarded shares. The Company has relied on measurements of value as provided by those in control of the spun off entities. The Company has estimated the fair value measurement of the investments to be reasonable and reliable. At present, there is no market for the investments. The Company has previously announced plans to redistribute the shares in the respective subsidiaries to its shareholders of record as of various dates. The actual value of investments may be greater or less than the amounts estimated and carried on the Company’s books and records. As of December 31, 2005, the Company no longer feels that the transactions contemplated by any of the subsidiary spin offs can be completed as there appears to be a lack of any significant progress or developments suggesting otherwise. Accordingly, the Company has written off the investments and receivables pursuant to each of the spun off entities.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future discounted cash flows associated with the asset to the asset’s carrying amount to determine if a write down to market value or discounted cash flows is required. The Company’s airline operating license and rights which is valued at $4,500,000 as of December 31, 2004 was subjected to such tests pursuant the completion of the Company’s year end reporting. An appraisal by a qualified industry expert determined that the value of the license equaled or exceeded the amounts recorded on the Company’s books. Despite this and as otherwise discussed in this report, the United Securities and Exchange Commission has challenged the carrying value of the Company’s airline operating licensing and rights. Pursuant to this challenge the Company has agreed to write down this asset and has done so as of the quarter and year ending December 31, 2005.

The Company’s airline license is necessary for it to conduct operations. While there are, at present, no plans for the Company to sell its airline licensing and rights, the amount realized from such a sale may significantly differ from the amount currently carried on the Company’s books and records.

The Company currently exists of the parent corporation and two primary subsidiaries. Eastern Caribbean Airlines Corporation of Puerto Rico began operations in 2005 and Viva Air Dominicana S.A. of The Dominican Republic has continued its stage development activities in preparation for the commencement of operations. Accordingly, management believes the above to be the only significant or critical accounting policies currently in effect.

ITEM 7. FINANCIAL STATEMENTS

VIVA INTERNATIONAL, INC.

CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2005

VIVA INTERNATIONAL, INC.

INDEX

PAGE

UNAUDITED REPORT FROM COMPANY MANAGEMENT	F2

CONSOLIDATED BALANCE SHEET	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F5-F6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8-F22

Unaudited Financial Report from Management

The enclosed accompanying consolidated balance sheet of Viva International, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows have been prepared without audit.

Plans are in process for arranging for the completion of a formal audit.

Management has elected to put out this report in advance of the completion of its financial audit to dispel any concerns regarding our intentions to remain as a fully reporting company.

Additionally, The company has consented to a restatement of its financial statements as of December 31, 2004 and has been discussed with the United States Securities and Exchange Commission. You can read a more thorough discussion of this matter in the notes to financial statements.

In my opinion, professional care has been applied to ensure that there should be no material errors or omissions and I am confident that the statements herein provided have been prepared in accordance with generally accepted accounting principles and have been consistently applied.

However, since the audit remains to be completed these statements should be read as if they are the representations of management and accordingly, the reader is so advised.

Robert J. Scott

Chief Executive Officer &

Chief Financial Officer

April 17, 2006

F-2

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited	Restated
	December 31,	December 31,
ASSETS	2005	2004
Current Assets
Cash	3,844	12,148
Accounts receivable (Note 4)	6,476	400,000
Employee advances	140,986	126,063
Prepaid expenses	500	18,580
Total Current Assets	151,806	556,791

Investments	0	497,333
Security deposit	114,175	17,200
Operating License	1,000,000	1,000,000
Other assets	36,937	12,283

Total Assets	1,302,918	2,083,607

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	2,634,620	1,676,960
Payroll taxes payable	54,501	58,541
Stock dividend payable	0	497,333
Notes payable	535,543	535,543
Notes payable to related party	0	815,675
Notes payable-shareholders	1,347,897	199,319
Total Current Liabilities	4,572,561	3,783,371

Commitments and contingencies

Stockholders’ Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2005
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 53,415,424 at December
31, 2005 and 45,568,410 at December 31, 2004	53,415	45,569
Additional paid-in capital	18,531,503	17,149,500
Accumulated deficit	(21,854,561)	(18,397,500)
Shares to be issued-subsidiary sales & spin offs	0	(497,333)
Stockholders’ Equity	(3,269,643)	(1,699,764)
Total Liabilities and Capital	$1,302,918	2,083,607

See Notes to Financial Statements
F3

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited	Restated
	For the Year Ended
	December 31,
	2005	2004

Sales revenues	$113,974	$-

Cost of sales	328,959	-

Gross profit (loss)	(214,985)	-

General and administrative expenses	1,647,319	628,285
Compensation & services paid for in stock	551,460	540,000
Interest expense	146,024	126,713
	2,344,803	1,294,998

Loss from operations	(2,559,788)	(1,294,998)

Other income and expenses
Gain (loss) on sale of assets and subsidiary interests	(897,333)	933,094
Interest income	62

Restatement of carrying value of licensing rights	0	(3,500,000)

Net loss	$(3,457,059)	$(3,861,904)

Net loss per common share	$(0.07)	$(0.18)

Weighted average shares outstanding	46,267,429	21,829,045

See Notes to Financial Statements.
F4

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock			Capital in
	($0.001 par value)		($0.001 par value)			Excess of
	Shares	Amount	Shares		Amount	Par Value	Deficit	Total

Balance December 31, 2004	45,569,424	$45,569		$		$17,149,500	(14,897,500)	2,297,569

Restatement of carrying
value of licensing rights							(3,500,000)	(3,500,000)

Common stock issued for
services	2,946,000	2,946				548,514		551,460

Common stock issued in
settlement of debt and
accrued interest	4,900,000	4,900				833,489		838,389

Roundings							(2)	(2)

Loss for year ended
December 31, 2005							(3,457,059)	(3,457,059)

Balance December 31, 2005	53,415,424	$53,415		$		$18,531,503	$(21,854,561)	$(3,269,643)

F-5

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Period ended December 31, 2005

Operating Activities
Net loss from continuing operations	$(3,457,059)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	551,460
(Gain) or loss on the sale of subsidiaries	497,333
-
-

Changes in operating assets and liabilities:
(Increase) decrease in receivables	378,601

(Increase) decrease in prepaid expenses and other assets	(6,576)
Increase (decrease) in accounts payable and accrued expenses	460,327
Increase (decrease) in taxes payable	(4,040)

Net cash (used) by operating activities	(1,579,954)

Investing Activities
Sale and spin off of business, net	497,333
Security deposit	(96,975)
Net cash provided (used) by investing activities	400,358

Financing Activities
Payment of bank loan	-
Payments on short and long-term debt	-
Loans payable related parties and shareholders	1,171,292
Net cash provided by financing activities	1,171,292

(Decrease) in cash	(8,304)
Cash at beginning of period	12,148
Cash at end of period	$3,844

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-
Income taxes (benefits)	$-

See Notes to Financial Statements.
F6

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements were reviewed by the United States Securities and Exchange Commission. During the course of the SEC review a comments letter was issued that challenged the method used in determining the carrying value of the aviation licensing rights and certificates. The licensing rights were valued as of the date a stock exchange was entered into with our predecessor public company (The Auxer Group) and have been evaluated by recognized aviation authorities during the fiscal years ended December 31, 2003 and 2004. These evaluations supported that from an economic standpoint the licensing rights and certificates owned or controlled by the Company had value equal to or in excess of the amounts carried on the Company’s books. While the Company was resistant to the SEC’s initial recommendations that in essence required it to record a value that was derived based upon historical costs and efforts and did not have its value determined by the market then existing at the date of the stock exchange agreement nonetheless it has acquiesced to the SEC’s position and accordingly has agreed to write down the licensing rights and certificates as requested.

The Company would like to note that licensing rights and certificates are temporary assets and certainly would qualify as intangible property. As such, the write down of these temporary or intangible assets even though the write down is significant ($3.5 million) will have very little effect on the Company’s continuation or its purpose to create even more value in these assets.. . .

Note 2-ORGANIZATION AND OPERATIONS

Viva International, Inc. is comprised of its wholly owned subsidiaries: Viva Airlines, Inc., the Harvey Westbury Corporation (to January 9, 2003 the date it was spun off), Hardyston Distributors, Inc. (to December 31, 2004 the date it was spun off), CT Industries (to July 22, 2004 the date it was spun off), Universal Filtration Industries (to November 9, 2004 the date it was spun off) , Eastern Caribbean Airlines Corporation and its 49% owned Viva Air Dominicana S.A. collectively (“the Company”).

Viva International, Inc. was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate was amended to change the name of the Company to Auxer Industries, Inc.

F8

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 2-ORGANIZATION AND OPERATIONS (continued)

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

During June of 2003, The Auxer Group, Inc. changed its name to Viva International, Inc.

On March 14, 2005, Viva International, Inc. reorganized as a Nevada corporation.

On April 18, 1995, the Company acquired CT Industries, Inc. (“CT”), a New Jersey corporation. On July 22, 2004, CT which had become inactive was spun off to Adventure Group Holdings which was subsequently replaced by The Legends Group Holdings. The spin off has not been completed and will likely not be undertaken due to a lack of capital by Legends Group and its owners.

On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. (“Universal Filtration”), a New York corporation. On November 9, 2004, Universal Filtration which had become inactive was spun off to Carr Holdings, LLC. The spin off has not been completed and will likely not be undertaken due to a lack of capital by Carr Holdings, LLC and its members..

On October 25, 1996, the Company acquired Harvey Westbury Corp. (“Harvey Westbury”), a New York corporation. Harvey Westbury was spun off to the Company’s former Chairman and CEO on January 9, 2003. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. This spin off has been completed and qualifying shareholders of our Company were able to become shareholders in Harvey Westbury Corp.

F9

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 2-ORGANIZATION AND OPERATIONS (continued)

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

The Viva Airlines, Inc. subsidiary is a stage development company that expects to provide passenger and cargo services to various destinations from commercial hubs in Santo Domingo, Dominican Republic and San Juan, Puerto Rico. The Company commenced operations during 2005 but these were generally small charter flights between San Juan and Santo Domingo, Dominican Republic. In 2006, the Company is planning on resuming operations with emphasis on developing a number of charter and scheduled service opportunities.

F10

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $21,854,561 for the period from April 18, 1995 to December 31, 2005 and had limited operating revenues for the year ended December 31, 2005. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

The consolidated financial statements presented consist of the Company and its wholly owned subsidiaries, Viva Airlines, Inc., CT Industries, Inc., Universal Filtration Industries, Inc.,,, Hardyston Distributors, Inc., Eastern Caribbean Airlines Corporation and its 49% owned Viva Air Dominicana S.A., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.

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

F11

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee advances

The Company during 2005 and 2004 has been unable to pay its employees with any consistency due to its lack of regular cash flows and its undercapitalization. It has made certain payments to its employees in lieu of regular payroll as partial advances against earned wages. The Company expects that it will soon resume operations and can begin to fund its obligations for previously earned payroll. Accordingly, the Company expects that it will recover the amounts advanced to employees as it makes payments against earned payroll.

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

F12

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

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

F13

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

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

Note 4-	ACQUISITIONS

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

F14

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 4-	ACQUISITIONS (continued)

Acquisition of Telecommunications Switch Operations (continued)

The Company has not operated the switching equipment at any time during the years ended December 31, 2005 and 2004 respectively. Since the Company has defaulted on the underlying equipment indebtedness to Colbie, it is presumed that Colbie has taken possession of the asset as there has been no indication to the contrary. It is unlikely that the Company will seek to recover the asset pursuant to its attempts to negotiate a settlement with Colbie. Accordingly, the Company has removed the asset from its books and records. The asset’s basis, at time of removal from the books, was $249,334. In addition, the accumulated depreciation of the asset to the date the asset was removed from the books was $249,334. Accordingly, no gain or loss was recognized in the financial statements as a result of the Company’s adjustment.

Acquisition of minority interest in Dominican Republic Corporation

On May 15, 2003, the Company, by and through its officers and directors, acquired a 49% interest in a Dominican Republic corporation that subsequently received name approval to be known as Viva Air Dominicana S.A. Under Dominican law foreign ownership in a domestic corporation is limited to 49%. To accommodate the acquisition of the shares in the corporation, Robert Scott (Chairman/CEO & CFO) and Syed A. Hasan ( our formerCEO/President) were designated as incorporators and each acquired 24 ½% of the outstanding common stock. Mr.. Scott and Mr. Hasan were by mutual agreement to assign their respective interests in Viva Air Dominicana to Viva International, Inc. Mr. Hasan failed to assign his shares and subsequent to his departure attempted to manipulate the ownership in such a fashion as to take control of Viva Air Dominicana S.A. Despite the attempts of Mr. Hasan, no harm was done to the interests of Viva International, Inc. and steps and procedures are being undertaken to protect and grow our business interests in the Dominican Republic. The Company’s investment in the initial acquisition was limited to the payment of various legal and filing fees and is estimated to have been less than $5,000. Viva Air Dominicana S.A. was formed to apply for and to hold the airline operating certificate that will ultimately allow the Company to begin its airline operations. Since 2003, the Company has: supported the development of various infrastructures within the Dominican Republic, has relocated employees to establish an office and presence as well as to interface with various governmental and commercial entities pursuant to the Company’s plan to obtain the airline operating certificate. Accordingly, the Company through Viva Air Dominicana is expected to receive all necessary governmental approvals to begin final preparations for the start of its airline operations.

F15

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 5-	ACCOUNTS RECEIVABLE

At December 31, 2005, the Company has written off all calculated benefits and accounts receivable that were recognized in connection with various agreements that provided for our inactive subsidiaries to be absorbed by private holding companies that were planning to go public. In each instance, the parties were financially unable to pay for the cost of taking their enterprises public and over time began to show less interest in absorbing the Company subsidiary.

As a consequence, the Company is likely to dissolve our inactive subsidiaries rather than pursue an opportunity to sell or spin off these shells to other prospective entrepreneurs or investors.

Note 6-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable-trade	$533,663
Customer deposits	30.000
Accrued salaries	1,106,635
Accrued expenses	728,598
Accrued interes	290,225
$2,689,121

F16

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 7-	Debt

The following is a summary of debt at December 31, 2005:

Colbie Pacific Capital

Notes payable to Colbie Pacific Capital, due August 1,
2001, payable in 10 monthly principal and interest
payments of $10,000 and 1 principal and interest
payment of $458,000, secured by equipment. The note
is currently in default. Accordingly, this debt is
recorded as a current obligation.	$535,523
======

Notes payable to Related Parties or Shareholders

The Company has borrowed $1,347,897 at 8% interest from a number of related parties and shareholders. The company has issued a promissory note for each lender and has affixed a short expiration agreement on the promissory notes to encourage active participation with each related party or shareholder who has expressed a willingness to assist our Company. All of the existing note agreements expire on December 31, 2006.

To date there have been no principal or interest payments made on this debt.

F17

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8-	INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled. As of December 31, 2005, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

The Company has net operating loss carry forwards for income tax purposes of approximately $18,500,000 at December 31, 2005. These carry forward losses are available to offset future taxable income, if any, and expire beginning in 2014. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more that 50%.

Deferred tax asset at December 31, 2005	$7,400,000
Valuation allowance	(7,400,000)
Net deferred tax assets	$-
========

The Company recognized no income tax benefits for the loss generated for the periods through December 31, 2005.

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

DECEMBER 31, 2005

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

DECEMBER 31, 2005

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

At December 31, 2005, there are no stock options outstanding.

The Company accounts for its plan under Accounting Principles Board (‘APB”) Statement No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation is recognized in the Company’s financial statements when the exercise price of the Company’s employee stock options is less than the market price of the Company’s common stock on the date of grant.

The Company plans to adopt SFAS No. 123 (R) (Share based payment) that become effective July 1, 2005 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based upon their fair value.

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

Accordingly, at December 31, 2005, there are no shares of preferred stock outstanding.

Common stock

During the second quarter of 2004, the Company issued 10,102,800 shares of common stock for the conversion of 1,010,280 shares of class A preferred stock.

F21

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 13- STOCKHOLDER’S EQUITY (continued)

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2005, are set forth below.

NAME	AGE	POSITIONS

Robert J. Scott	56	Chairman of the Board Chief Financial Officer, Secretary & Treasurer

Syed A. Hasan	41	Chief Executive Officer,President & Director

Rudolpho Dominguez	46	Chief Operating Officer & Director

E. Thomas Septembre	59	Vice President of Administration, In house legal counsel

Robert J. Scott joined the Company as a Director and as President & Chief Executive Officer in addition to acting as the Company’s Chief Financial Officer and Secretary & Treasurer in January of 2003. He continued in each of these posts until August of 2003 when Stuart Carnie joined the Company as the Chief Executive Officer and President. Mr. Carnie left the Company in February of 2004 and Mr. Scott reassumed the positions of Chief Executive Officer and President. On March 9, 2006, The Company announced that Syed Hasan had resigned as the Chief Executive Officer and President and Mr. Scott has assumed the role of Chief Executive Officer.

On July 15,2004, Syed (Oscar)Hasan assumed the posts of Chief Executive Officer and President succeeding Mr. Scott in these posts. On March 9, 2006, Mr. Hasan’s resignation as Chief Executive Officer and President was accepted by the Board of Directors. Mr. Hasan was also dismissed from the Board of Directors.

Also on July 15, 2004, Rudolpho Dominguez accepted appointment to the Company’s Board of Directors and E. Thomas Septembre accepted appointment as a Vice President of Administration. Mr. Dominguez was previously appointed as the Company’s Chief Operating Officer and Mr. Septembre was previously appointed as in house legal counsel.

On March 9, 2006, Mr. Dominguez accepted the appointment as President of Viva to fill the vacancy created by Mr. Hasan’s resignation.

Our directors and officers as of April 18, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position

Robert J. Scott	57	Chief Executive Officer, Chief Financial Officer and Director

Rudy Dominguez	47	Chief Operating Officer , President And Director

E. Thomas Septembre	59	Vice President of Administration, In house counsel

Robert J. Scott has served as our Director, President, Chief Executive Officer and Chief Financial Oficer since January 15, 2003. On March 9, 2006, Mr. Scott was reappointed as Chief Executive Officer. Mr. Scott has previously served the Company in this roll when serving as our Chief Executive Officer and President from January 15, 2003 through August of 2003 and again during the period of February of 2004 through July 15, 2004. From January 15, 2003 to July 15, 2004, Mr. Scott was our sole director. Mr. Scott currently serves as the Chairman of the Company’s Board of Directors.

From May 2002 until January 2003, Mr. Scott was the Secretary and Treasurer of Renegade Venture Corporation (OTCBB:RDVN). He was responsible for all financial and accounting aspects of such business.

From May 2002 until January 2003, Mr. Scott was Chief Financial officer of Hamilton Aerospace Technologies, Inc. (a wholly owned subsidiary of Renegade Venture Corporation). He was responsible for all financial and accounting aspects of such business.

Mr. Scott has operated a consulting firm since 1990 specializing in tax, accounting, financial and management consulting.

In 1971, Mr. Scott received his Bachelor of Science degree in Business Administration from Michigan Technological University.

Rudolpho Dominguez was appointed to the Company’s Board of Directors on July 15, 2004. Prior to this Mr. Dominguez was named President and Chief Operating Officer of our subsidiary, Viva Airlines, Inc. during 2003 and in 2004 accepted appointment as the Chief Operating Officer of Viva International, Inc. On March 9, 2006, Mr. Dominguez assumed the roll of President filling the vacancy created by the resignation of Syed Hasan.

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

We have not filed a Form 5 for our fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief

Executive Officer in 2005, and to our executive officers who were serving as of December 31, 2005, whose salary and bonus during fiscal 2004 exceeded $100,000 or we determine that disclosure should be made.

Summary Compensation Table

Name & Principal Position	Year	Salary

Robert J. Scott	2005	$225,000
Chief Financial
Officer, Secretary
and Treasurer,
Chief Executive Officer
and President during the
period of February, 2004
through July 15, 2004

Oscar Hasan	2005	$160,000
Chief Executive Office
and President as of
July 15, 2004,
Vice President of Sales
And Marketing

The Company issued common stock of 1,000,000 shares to each of the above officers on December 7, 2004 and accordingly, $120,000 of liability for services past and present was retired for each employee. As of December 31, 2004, Mr. Scott is owed $225,000 for 2005 and 2004 and has remaining amounts due for services of $95,950 from 2003, Mr. Hasan resigned his positions with the Company on March 9, 2006 and pursuant to that resignation the amounts remaining unpaid are subject to a re-determination. The Company estimates that Mr. Hasan will be entitled to $50,000 or less upon settlement. Mr. Scott has not been paid during the period of December 31, 2005 thorough April 18, 2006.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2005, to each person named in the Summary Compensation Table.

Option/SAR Grants In The Last Fiscal Year

None

Long-Term Incentive Plans-Awards In Last Fiscal Year

None

Executive Employment Agreements:

There are presently no employment agreements in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth information regarding Viva International, Inc.’s common and preferred stock beneficially owned on April 18, 2006, for (i) each shareholder known by the Viva International, Inc. to be the beneficial owner of 5% or more of the Viva International, Inc.’s outstanding common and preferred stock, (ii) each of the Viva International, Inc.’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At April 18, 2005, there are 60,859,300 shares of common stock outstanding and -0- shares of preferred stock outstanding.

Class of Security- Common Stock

Name of Beneficial Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership

(i):

ECJ Holdings Trust 10127 E. Grand View Court Traverse City, MI. 49686	9,299,601	15.3%

(ii):

Robert J. Scott	1,051,250	1.7%
954 Business Park Drive
Traverse City, MI. 49686

(iii):

All Executive Officers and Directors	1,051,250	1.7%
as a Group (2 persons)

Class of Security-# of Preferred Shares

Convertible to common at 10 for 1

The preferred stock is convertible to common stock on the basis of 1 for 10. Percentages are calculated in common stock equivalents.

No shares are outstanding at 12/31/05 or 4/18/06.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ECJ Holdings Trust is an irrevocable trust created in April, 2004 by the Company’s former President& CEO to hold shares of the Company. The shares previously held in a preferred stock certificate and were converted into common shares during 2004. The ECJ Holdings Trust liquidated approximately 400,000 of shares during 2005 and 2004. By the mutual agreement of the Trustee and various taxing authorities, the Trust has allocated the majority of the liquidation proceeds to pay certain payroll tax liabilities for which the former President & CEO may have been held personally responsible. The Company has issued a promissory note bearing 8% interest to the Trust for the payroll tax liabilities that were paid.

ITEM 13. EXHIBITS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. for the audit of Viva International, Inc.’s annual financial statements and review of financial statements included in Viva International, Inc.’s forms 10QSB was $30.000.

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. for the audit of Viva International, Inc.’s annual financial statements and review of financial statements included in Viva International, Inc.’s forms 10QSB was $26,000.

(2) Audit-Related Fees

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. for assurance and related services that are reasonably related to the performance of the audit or the review of Viva International, Inc.’s financial statements and are not reported in item 14(1) above was $0.00.

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. for assurance and related services that are reasonably related to the performance of the audit or the review of Viva International, Inc.’s financial statements and are not reported in item 14(1) above was $0.00.

(3) Tax Fees

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. for tax compliance, tax advise, and tax planning was $-0-.

The aggregate fees billed for professional services rendered for the fiscal year 2004 by Kempisty & Company, CPA’s, P.C. for tax compliance, tax advise, and tax planning was $-0-.

(4) All Other Fees

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. not otherwise disclosed in Items 14(1)-(3) above was $0.00.

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
Robert J. Scott
Chief Executive Officer Chief Financial Officer
and Director

Dated: April 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Robert J. Scott	Chief Executive Officer, Chief Financial Officer, and Director	April 18, 2006