Form 10KSB/A
period 2005-12-31
VIVA INTERNATIONAL INC
filed 2006-05-26
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:           Yes [ ]           No [ X ]

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

a. Business Development

On September 17, 2002, Viva Airlines, Inc. (the "Company" or "Viva"), was incorporated as a Puerto Rico Corporation. Its principal office is located in Traverse City, Michigan. Viva has not been involved in any bankruptcy, receivership, or other similar proceedings.

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

ITEM 3. LEGAL PROCEEDINGS

(1) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer’s bank account even though the responsible party was Auxer Telecom. Auxer’s litigation counsel successfully separated the defendants in this case and the judgment is only against Auxer Telecom Inc., Auxer’s inactive subsidiary. The attachment on Auxer’s bank account should be released shortly. Auxer does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

(2) International Access dba Access International, Inc. v. CT Industries, Inc. -Los Angeles Superior Court, Central District - Case No. BC 282393, filed on September 30, 2002. International Access (“IA”) claims that CT Industries, Inc., Auxer’s subsidiary, entered into an agreement (Switch Port Lease and Service Agreement) with IA whereby IA would provide one year of telecommunications services to CT Industries. IA claims it provided the services and was not paid because checks from CT Industries were returned for insufficient funds. IA is requesting payment of $76,095.34 plus 10% interest per annum from March 13, 2002. Auxer does not intend to respond to this lawsuit and will allow a judgment to be entered against CT Industries, its inactive subsidiary.

(3) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was Auxer’s landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer’s former business address. It is suing Auxer for failure to pay base rent of $7,083.33 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer’s lease. Mahure, LLC is requesting $58,465.49 attorney’s fees, cost of suit and interest. The Company did not contest this matter and accordingly, as judgment has been entered against it for approximately $98,000.

(4) Colbie Pacific Capital- On April 24, 2002, Auxer entered into a Modification and Restructuring Agreement with Colbie Pacific Capital. The agreement required Auxer to make a $350,000 payment to Colbie by September 28, 2002. Auxer failed to make such payment and the sum of $450,000 plus accrued interest is now due to Colbie. On October 8, 2002, Auxer received a settlement offer from Colbie’s attorney whereby Colbie agreed to allow Auxer to sell certain assets and make the required payment. Auxer is trying to sell such assets, specifically telecommunications switching equipment. However, the assets have limited value and application and the likelihood of sale appears to be unlikely. Accordingly, the Company hopes to negotiate a settlement for less than the recorded amount of the liability.

(5) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer’s subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries does not intend to appear at the hearing and contest this matter.

(6) Paul R. Lydiate - Labor Claim in California against Auxer Telecom Inc. for $20,192. Auxer did not appear at the hearing on May 6, 2002. Auxer Telecom Inc. was dissolved on March 18, 2002.

(7) Ty Hiither vs. Viva International, Inc.-Small claims action against the Company for unpaid services related to Web Site Development. A court judgment has been entered against the Company for $3,073 as of July 12, 2004. Since the judgment has been entered the plaintiff has refused an offer to settle the claim by issuance of Company stock and has intentionally and maliciously sought to damage the Company through the development of a web site portal and by various links to the Company’s web site. Pursuant to the Plaintiff’s efforts, she has made various posts and made various references to the Company’s plans, it’s employees, consultants and managers that were damaging or potentially damaging and were made without her attempts to verify or perform other due diligence to determine the accuracy and reliability of the information that she intentionally posted. The Company believes that the plaintiff may have acted criminally and accordingly, may seek relief or other sanctions and may assess damages at amounts far in excess of the plaintiff’s claim.

(8) Ronald Greene vs. Viva Airlines, Inc.- Mr. Greene previously was engaged as the chief pilot for Viva Airlines, Inc. Mr. Greene has claimed that he is owed approximately $25,000 plus certain expenses for his services during the time he was involved with the Company. Although a formal action has not yet occurred, Mr. Greene has threatened suit as well as indicating he had filed various labor and wage claims with regulatory agencies. Mr. Greene has also indicated that he has filed various complaints with aviation regulatory authorities. The Company has been unable to reach a mutually satisfying resolution of this matter.

(9) Ivan Figueroa vs. Eastern Caribbean Airlines, Inc. and Viva International, Inc-Mr. Figueroa has filed suit against the Company and its subsidiary for as yet unspecified amounts. Mr. Figueroa was previously employed by the Company and was the previous owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company has invested substantially into its Puerto Rico operations through Eastern Caribbean Airlines, Inc. and believes that certain of the debts claimed by Mr. Figueroa as unpaid have been inflated or otherwise not disclosed and would result in a recalculation of any amounts due him. In addition, the Company has various executed documents and agreements that support and defend its investment in Eastern Caribbean and its entitlement to the retention of the Cool Tours name. The Company will vigorously defend any action arising from the Figueroa litigation and will consider a counter suit if this proceeding is to continue. It is management’s belief that that dispute will be short-lived and resolved outside the jurisdiction of the courts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 17, 2006, the Company had approximately 4,600 shareholders of record. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "VIVI".

The reported high and low bid prices for our common stock are shown below for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2005 and 2004 shown below are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions.

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

Viva International, Inc. had net losses of $3,457,059 for the twelve-month period ended December 31, 2005 as compared to net losses of $361,904 for the twelve-month period ended December 31, 2004. The increase in net losses is attributable to the Company’s efforts to resume its operations coupled with a write off of the remaining investments and receivables from transactions designed to spin off subsidiaries to private companies wishing to become public..

Viva International, Inc. had net losses for the twelve-month period ended December 31, 2004 of $361,904 as compared to $3,486,935 for the twelve-month period ended December 31, 2003. The decrease in net losses is primarily attributable to a combination of financial benefits resulting the recognition of gains and incomes from potential spin offs.

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

Our principle source of funding the year ended December 31, 2005 was from loans from related parties and our shareholders that are being provided for working capital purposes during the development of the airline project through Viva Airlines, Inc., our wholly owned subsidiary. At December 31, 2005, Eastern Caribbean Airlines Corporation is the Company's only operating subsidiary and is in preparation to restart airline services in 2006. Viva Air Dominicana S.A. remains in a stage of development.

Sources of Liquidity

For the year ended December 31, 2005, we paid for operations through substantial loan contributions from related parties and our shareholders. New borrowings from related parties and shareholders of $1,171,292 were provided to the Company to assist in the payment of its related expenses. We had notes Payable to related parties and shareholders of $1,347,897 and had other notes payable of $535,543 on December 31, 2005. We did issue 4,900,000 shares to retire certain loans and accrued interest and we also issued 2,811,000 shares of common stock to certain advisors and consultants as partial payment for services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the year ended December 31, 2005.

In comparison for the year ended December 31, 2004, we paid for operations through substantial loan contributions from related parties. We had notes payable to related parties and shareholders of $1,014,994 and had other notes payable of $535,543 on December 31, 2004. We did not sell or issue any stock to provide for services rendered, consulting requirements and operating and investment activities during the year ended December 31, 2004.

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

Significant Accounting Policies

Basis of Financial Statement Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $18,354,561 of net losses for the period of April 18, 1995 to December 31, 2005. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company has continued its financing efforts but there can be no guarantee that financing will be available as it is needed or that it will be adequate.

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

ITEM 7. FINANCIAL STATEMENTS

VIVA INTERNATIONAL, INC.

CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005

VIVA INTERNATIONAL, INC.

INDEX

PAGE

INDEPENDENT AUDITORS’ REPORT	F2

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F7-F18

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viva International, Inc.

We have audited the accompanying consolidated balance sheet of Viva International, Inc. and subsidiary as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viva International, Inc. and subsidiary at December 31, 2005 and the results of its’ operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.

The annual financial statements for the year ended December 31, 2004 were subjected to a review by the United States Securities and Exchange Commission (SEC) during 2005 and 2006. This review was concluded in March of 2006 with the Company accepting the findings and recommendations of the SEC. As a result, the Company agreed to reduce the carrying value of the aviation licensing to its historical cost. Accordingly, the Company restated its December 31, 2004 consolidated financial statements and reduced the carrying value of the aviation licensing from $4,500,000 to $224,185.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $3,457,059 for the year ended December 31, 2005 and an accumulated deficit of $18,354,559. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 25, 2006

VIVA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	2005

Current Assets
Cash	$3,844
Accounts receivable (Note 4)	6,476
Employee advances	140,986
Prepaid expenses	500
Total Current Assets	151,806

Investments	-
Security deposit	114,175
Operating License	224,185
Other assets	36,937

Total Assets	$527,103

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$2,634,620
Payroll taxes payable	54,501
Notes payable	535,543
Notes payable-shareholders	1,347,897
Total Current Liabilities	4,572,561

Commitments and contingencies	-

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2005	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 45,568,410 at
December 31, 2004	53,415
Additional paid-in capital	14,255,686
Accumulated deficit	(18,354,559)
Stockholders' Equity	(4,045,458)
Total Liabilities and Capital	$527,103

See Notes to Financial Statements

F3

VIVA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004
		(Restated)

Sales revenues	$113,974	$-

Cost of sales	328,959	-

Gross profit (loss)	(214,985)	-

General and administrative expenses	1,647,319	628,285
Compensation & services paid for in stock	551,460	540,000
Interest expense	146,024	126,713
	2,344,803	1,294,998

Loss from operations	(2,559,788)	(1,294,998)

Other income and expenses
Gain (loss) on sale of assets and subsidiary interests	(897,333)	933,094
Interest income	62	-

Net loss	$(3,457,059)	$(361,904)

Net loss per common share	$(0.07)	$(0.02)

Weighted average shares outstanding	46,267,429	21,829,045

See Notes to Financial Statements.
F4

VIVA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Capital in
	($0.001 par value)		($0.001 par value)		Excess of
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance January 1, 2004	5,965,144	$5,965	3,510,280	$3,510	$16,584,345	(14,535,596)	2,058,224

Adjustment for operating license	-	-	-	-	(4,275,815)	-	(4,275,815)

Restated balance January 1, 2004	5,965,144	5,965	3,510,280	3,510	12,308,530	(14,535,596)	(2,217,591)

Common stock issued for:
conversion of preferred stock	35,102,800	35,103	(3,510,280)	(3,510)	(31,593)	-	-

Common stock issued for:
services	4,500,000	4,500	-	-	535,500	-	540,000

Expiration of common stock
rescission rights	-	-	-	-	61,250	-	61,250

Rounding	466	1	-	-	(2)	-	(1)

Common shares to be issued to
corporate shareholders in
subsidiaries sales and spin offs	-	-	-	-	(497,333)	-	(497,333)

Loss for year ended
December 31, 2004	-	-	-	-	-	(361,904)	(361,904)

Balance December 31, 2004	45,568,410	$45,569	-	-	12,376,352	(14,897,500)	(2,475,579)

Common stock issued for
services	2,946,000	2,946	-	-	548,514	-	551,460

Common stock issued in
settlement of debt and
accrued interest	4,900,000	4,900	-	-	833,489	-	838,389

Common shares issued to
corporate shareholders in
subsidiaries not sold or spin offs	-	-	-	-	497,333	-	497,333

Rounding			-	-	(2)	-	(2)

Loss for year ended
December 31, 2005	-	-	-	-	-	(3,457,059)	(3,457,059)

Balance December 31, 2005	53,414,410	$53,415	-	$-	$14,255,686	$(18,354,559)	$(4,045,458)

See Notes to Financial Statements

F5

VIVA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004
		(Restated)
Operating Activities
Net loss from continuing operations	$(3,457,059)	(361,904)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	551,460	540,000
(Gain) or loss on the sale of subsidiaries	497,333	(933,094)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	378,601	(44,596)
(Increase) decrease in prepaid expenses and other assets	(6,576)	(30,863)
Increase (decrease) in accounts payable and accrued expenses	460,327	374,023
Increase (decrease) in taxes payable	(4,040)	(39,275)
Net cash (used) by operating activities	(1,579,954)	(495,709)

Investing Activities
Sale and spin off of business, net	497,333	35,761
Security deposit	(96,975)	50,800
Net cash provided (used) by investing activities	400,358	86,561

Financing Activities
Loans from related parties and shareholders	1,171,292	421,296
Net cash provided by financing activities	1,171,292	421,296

(Decrease) in cash	(8,304)	12,148
Cash at beginning of period	12,148	-
Cash at end of period	$3,844	$12,148

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$146,024	$126,713
Income taxes (benefits)	$-	$-

See Notes to Financial Statements.
F6

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements were reviewed by the United States Securities and Exchange Commission. During the course of the SEC review a comments letter was issued that challenged the method used in determining the carrying value of the aviation licensing rights and certificates. The licensing rights were valued as of the date a stock exchange was entered into with our predecessor public company (The Auxer Group) and have been evaluated by recognized aviation authorities during the fiscal years ended December 31, 2003 and 2004. These evaluations supported that from an economic standpoint the licensing rights and certificates owned or controlled by the Company had value equal to or in excess of the amounts carried on the Company’s books. While the Company was resistant to the SEC’s initial recommendations that in essence required it to record a value that is derived based upon historical costs and efforts it nonetheless agrees that the restatement of the carrying value of its aviation licensing rights and certificates is proper, fair and reasonable.

In the Company’s opinion, licensing rights and certificates are temporary assets and are considered to be intangible property. As such, the write down of these temporary or intangible assets, even though the write down is significant ($4,275,815), will have very little effect on the Company’s continuation or its purpose to create even more value in these assets.

Note 2- ORGANIZATION AND OPERATIONS

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

F7

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 2-	ORGANIZATION AND OPERATIONS (continued)

On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. ("Universal Filtration") a New York corporation. Based in West Paterson, New Jersey, Universal Filtration has developed the "Fiona Micro Screen Filter", a replacement upgrade to a component of machinery used by the dry cleaning industry. On November 9, 2004, Universal Filtration which had become inactive was spun off to Carr Holdings, LLC. The spin off has not been completed and will likely not be undertaken due to a lack of capital by Carr Holdings, LLC and its members.

On October 25, 1996, the Company acquired Harvey Westbury Corp. ("Harvey Westbury"), a New York corporation. Based in West Paterson, New Jersey. Harvey Westbury is a manufacturer and wholesaler of various automotive, marine and aviation products. Harvey Westbury was spun off to the Company’s former Chairman and CEO on January 9, 2003. This spin off has been completed and qualifying shareholders of our Company were able to become shareholders in Harvey Westbury Corp.

On April 22, 1999, the Company formed Hardyston Distributors, Inc. ("Hardyston"), d/b/a The Mechanics Depot, a Nevada corporation. Based in northern New Jersey, Hardyston Distributors is an automotive parts distributor. On December 31, 2004, Hardyston which has become inactive was spun off to Vox Communications, Inc. The spin off has not been completed and will likely not be undertaken due to a lack of capital by Vox Communications, Inc. and its shareholders.

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

On January 8, 2003 the Company entered into an agreement to exchange 307,500 shares of the Company's common stock for 100% ownership of Viva Airlines, Inc., a Puerto Rico Corporation. In addition, the Company will issue 175 shares of common stock (valued at $4,480) and grant 825 shares of common stock at $80 per share to certain employees of VIVA Airlines, Inc. VIVA Airlines, Inc. had no assets at the time of agreement but held a letter of intent to acquire 49% of Queen Air and/or Aeronaves Queen, SA (a Dominican Republic air carrier) for $600,000.

During the second quarter of 2003, the Company announced that its' wholly owned subsidiary, VIVA Airlines, Inc. has completed the acquisition of 49% of Queen Air, Aeronaves Queen S.A. pending the delivery of a promissory note for $1,000,000. During the third quarter the Company terminated the acquisition agreement.

F8

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 2-	ORGANIZATION AND OPERATIONS (continued)

The Viva Airlines, Inc. subsidiary is a development stage company that expects to provide passenger and cargo services to various destinations from commercial hubs in Santo Domingo, Dominican Republic and San Juan, Puerto Rico. The Company commenced operations during 2005 but these were generally small charter flights between San Juan and Santo Domingo, Dominican Republic. In 2006, the Company is planning on resuming operations with emphasis on developing a number of charter and scheduled service opportunities.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $18,354,559 for the period from April 18, 1995 to December 31, 2005 and had limited operating revenues and loss of $3,457,059 for the year ended December 31, 2005, and a working capital deficiency of $4,420,755. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

The consolidated financial statements presented consist of the Company and its wholly owned subsidiaries, Viva Airlines, Inc., CT Industries, Inc., Universal Filtration Industries, Inc., Hardyston Distributors, Inc., Eastern Caribbean Airlines Corporation and its 49% owned Viva Air Dominicana S.A., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.

Earnings (Loss) per share

Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Diluted earnings (loss) per share is not presented since dilutive securities have an anti-dilutive effect.

Employee advances

The Company during 2005 and 2004 has been unable to pay its employees with any consistency due to its lack of regular cash flows and its undercapitalization. It has made certain payments to its employees in lieu of regular payroll as partial advances against earned wages. The Company expects that during 2006 it will begin operations and will begin to fund its obligations for previously earned payroll. Accordingly, the Company expects that it will recover the amounts advanced to employees as it makes payments against earned payroll.

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

The valuation and analyses prepared in connection with the adoption of a direct value method effective January 1, 2005 resulted in no adjustment to the carrying value of the Company's licensing, and accordingly, has no effect on our result of operations and financial position.

F10

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entities

In December 2003, the financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain types of entities. The adoption of this interpretation does not have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, " which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of this interpretation does not have a material impact on its financial statements.

Note 4-	ACQUISITIONS

Acquisition of Telecommunications Switch Operations

On August 24, 2000 the Company acquired two telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (which includes imputed interest at 12% in the amount of $48,660). The Company placed these assets into its wholly-owned subsidiary, Auxer Telecom Inc., which started operations in December 2000. The note is currently in default. During 2001 the Company closed down Auxer Telecom, Inc. and transferred its assets to Auxer, Inc. The Company has determined the asset was impaired in 2002 and it was written down by $299,159.

The Company has not operated the switching equipment at any time during the years ended December 31, 2005 and 2004. Since the Company has defaulted on the underlying equipment indebtedness to Colbie, it is presumed that Colbie has taken possession of the asset as there has been no indication to the contrary. It is . unlikely that the Company will seek to recover the asset pursuant to its attempts to negotiate a settlement with Colbie. Accordingly, the Company has removed the asset from its books and records. The asset’s basis, at time of removal from the books, was $249,334. In addition, the accumulated depreciation of the asset to the date the asset was removed from the books was $249,334. Accordingly, no gain or loss was recognized in the financial statements as a result of the Company’s adjustment.

F11

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 4-	ACQUISITIONS (continued)

Acquisition of minority interest in Dominican Republic Corporation

On May 15, 2003, the Company, by and through its officers and directors, acquired a 49% interest in a Dominican Republic corporation that subsequently received name approval to be known as Viva Air Dominicana S.A. Under Dominican law foreign ownership in a domestic corporation is limited to 49%. To accommodate the acquisition of the shares in the corporation, Robert Scott (Chairman/CFO) and Syed A. Hasan (CEO/President) were designated as incorporators and each acquired 24 ½% of the outstanding common stock. Subsequently, Messrs. Scott and Hasan assigned their respective interests in Viva Air Dominicana to Viva International, Inc. The Company’s investment in the initial acquisition was limited to the payment of various legal and filing fees and is estimated to have been less than $5,000. Viva Air Dominicana S.A. was formed to apply for and to hold the airline operating certificate that will ultimately allow the Company to begin its airline operations.

Since 2003, the Company has supported the development of various infrastructures within the Dominican Republic, has relocated employees to establish an office and presence as well as to interface with various governmental and commercial entities pursuant to the Company’s plan to obtain the airline operating certificate. Accordingly, the Company through Viva Air Dominicana is expected to receive all necessary governmental approvals to begin final preparations for the start of its airline operations.

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

F12

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 6-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2005:

December 31,
2005
Accounts payable trade	$533,663
Customer deposits	30,000
Accrued salaries	1,106,635
Accrued expenses	728,598
Accrued interest	290,225
$2,689,121

Note 7-	DEBT

Notes payable-Shareholders

8% Demand Notes payable-Shareholders consist of following as of December 31, 2005

December 31,
2005
Chesscom Consultants, Inc.	$718,501
WS Holdings	201,813
Thomas Jolitz	122,181
The ECJ Holdings Trust	82,863
Fiesta Airline Holdings	95,557
Joan Jolitz	31,872
Robert Scott	32,700
ASZ Capital	62,410
$1,347,897

At December 31, 2004, Fiesta Airline Holdings was considered a related party but did not own shares in the Company. The Company owed Fiesta $815,675 at December 31, 2004. During 2005, the Company issued shares of its common stock to Fiesta to reduce the amount of underlying indebtedness. Accordingly, upon issuance of the common shares to Fiesta the indebtedness to them became a note payable to shareholder.

F13

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 7-	DEBT (continued)

Notes payable

Notes payable consists of following as of December 31, 2005:

2005
Notes payable to Merchant Financial Corp. (see above)	$-

Notes payable to Colbie Pacific Capital, due August 1, 2001, payable in 10 monthly principal and interest payments of $10,000 and one principal and interest payment of $458,000, secured by equipment. The note was reduced to $350,000 by Colbie if the Company paid the note by September 2002. The note is currently in default. (The note has been reinstated until a settlement can be agreed upon.)

535,523
535,523
Less current maturities	(535,523)
Long Term Debt	$-

Note 8-	INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2005, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance. During 2005, the valuation allowance reduced by $1,738,000.

The Company has net operating loss carry forwards for income tax purposes of approximately $18,500,000 at December 31, 2005, and $14,900,000 at December 31, 2004. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2014. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50%.

F14

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 8-	INCOME TAXES (continued)

December 31,
Deferred tax asset:	2005
Net operating loss carry forward	$7,400,000
Valuation allowance	(7,400,000)
Net deferred tax assets	$-

The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2005.

Statement on Financial Accounting Standards ("SFAS") No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue, it believes that a full valuation allowance should be provided.

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

Leases

The Company rents airport hangar office space and storage on a month to month basis at the airport in San Juan, Puerto Rico. The Company began renting this space in December of 2004 and paid $9,250 in rents in 2004, and $111,000 in 2005.

The Company rents office space in Michigan on a month to month basis at the rate of $1,475 per month. The office rental began in January 2005 and accordingly, $17,700 were paid for rent during 2005.

There are no long term lease commitments in effect at December 31, 2005.

Litigation

On September 30, 2005, Ivan Figueroa Jimenez, et al files complaint against the Company's subsidiary, Eastern Caribbean Airlines, Inc. and claimed to have suffered damages in the amount of $5,000,000.00 as a result of the alleged breach an agreement entered with the defendants. The discovery in the case has not yet commenced, inasmuch as plaintiffs' counsel withdrew his client's legal representation on April 7, 2006, the request was granted on April 27, 2006, and plaintiffs were ordered to appear with new counsel by May 20, 2006.

F15

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 10-	COMMITMENTS AND CONTINGENCIES (continued)

On February 21, 2006, Mr. Francisco J. Sepulveda filed a charge of discrimination against the Company before the Equal Employment Opportunity Commission ("EEOC") for discrimination on the basis of national origin and relation, in violation of Title VII of the Civil Rights Act. The matter is still under investigation by the EEOC and the Company is denying any liability.

On September 14, 2005, Ms. Zandra G. Fox-Gascott file a charge of discrimination against the Company before the Equal Employment Opportunity Commission ("EEPOC") for discrimination on the basis of national origin and sex, in violation of Title VII of the Civil Rights Act. The matter is still under investigation by the EEOC and the Company is denying any liability.

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

F16

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 13-	STOCKHOLDERS' EQUITY

Preferred stock

The preferred stock is convertible at any time, at the holder’s option, into shares of the Company’s common stock at the rate of ten shares of common stock for each share of preferred stock. Accordingly, at December 31, 2005, there are no shares of preferred stock outstanding.

Common stock

During the second quarter of 2004, the Company issued 35,102,800 shares of common stock for the conversion of 3,510,280 shares of class A preferred stock.

During the fourth quarter of 2004, the Company issued 4,500,000 shares of common stock to its employees and consultants in partial settlement for amounts owed. This market value at the date of issuance was $540,000 (12 cents per share).

During February and October 2005, respectively, the Company issued 135,000 and 2,811,000 shares of common stock to consultants for services received. This market value of the stocks issued at the respective dates of issuances was amounted to $540,000 totally.

During the second quarter of 2005, the Company issued 4,900,000 shares of common stock to creditor to settle debt and accrued interested, totally $838,389.

Note 14-	SCOOL TRAVELS AGREEMENT

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

At December 31, 2005, Eastern Caribbean Airlines Corporation has obtained its own airline operating license (Charter license FAA 135) and terminated its agreement with Cool Travels, Inc. d/b/a San Juan Aviation. As a result, Eastern Caribbean Airlines Corporation has reduced its obligation to assume $300,000 in debts to amounts paid during the period governed by the combined operations of Eastern Caribbean Airlines and Cool Travels, Inc. Since Eastern has acquired its own airline operating license, it has allowed for the return of the Cool Travels, Inc. license to the corporation and its owners. The Company is currently in litigation relating to this agreement.

F17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Robert J. Scott currently serves as Chief Executive Officer, Chief Financial Officer, Chairman, Secretary and Treasurer of the Company. Mr. Scott has served as a director and Chief Financial Officer since January 2003. From January 2003 through August 2003 and from February 2004 through July 2004, he served as Chief Executive Officer. Since March 9, 2006, he has also been Chief Executive Officer following the resignation of Syed Hasan who resigned as the Chief Executive Officer and President on such date. From May 2002 until January 2003, Mr. Scott was the Secretary and Treasurer of Renegade Venture Corporation (OTCBB:RDVN). He was responsible for all financial and accounting aspects of such business. From May 2002 until January 2003, Mr. Scott was Chief Financial officer of Hamilton Aerospace Technologies, Inc. (a wholly owned subsidiary of Renegade Venture Corporation). He was responsible for all financial and accounting aspects of such business. Mr. Scott has operated a consulting firm since 1990 specializing in tax, accounting, financial and management consulting. In 1971, Mr. Scott received his Bachelor of Science degree in Business Administration from Michigan Technological University.

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

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, none of the directors, executive officers or 10% stockholders have complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year end December 31, 2005. However, and although such filings have not been completed prior to filing this Form 10-KSB, the Company believes such persons intend to prepare and file such reports and intend to make all requisite Exchange Act filings as promptly as possible.

CODE OF ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to its employees to help ensure compliance with legal requirements, Sarbanes-Oxley Act, and the Company's standards of business conduct. A copy of the Code of Business Conduct and Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 954 Business Park Drive, Suite #4, Traverse City, MI 49686.

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
Chief Financial
Officer, Secretary
and Treasurer,
Chief Executive Officer
and President during the
period of February, 2004
through July 15, 2004

Syed Hasan	2005	$160,000
Chief Executive Office
and President as of
July 15, 2004,
Vice President of Sales
And Marketing

The Company issued common stock of 1,000,000 shares to each of the above officers on December 7, 2004 and accordingly, $120,000 of liability for services past and present was retired for each employee. As of December 31, 2004, Mr. Scott is owed $225,000 for 2005 and 2004 and has remaining amounts due for services of $95,950 from 2003, Mr. Hasan resigned his positions with the Company on March 9, 2006 and pursuant to that resignation the amounts remaining unpaid are subject to a re-determination. The Company estimates that Mr. Hasan will be entitled to $50,000 or less upon settlement. Mr. Scott has not been paid during the period of December 31, 2005 through April 18, 2006.

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

ITEM 13. EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

Dated: May 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Robert J. Scott	Chief Executive Officer, Chief Financial Officer, Chairman and Director (Principal Executive Officer and Principal Financial Officer)	May 24, 2006

/s/Rudolpho Dominguez	President, Chief Operating Officer and Director	May 24, 2006