Form 10QSB
period 2006-03-31
VIVA INTERNATIONAL INC
filed 2006-06-22
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: 60,859,350 shares of common stock, $0.001 par value, as of June 19, 2006.

VIVA INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED March 31, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Page

Item 1.	Financial Statements

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet
March 31, 2006	3

Condensed Consolidated Statements of Operations
Three months ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The consolidated financial statements of Viva International, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2005.

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

March 31,
2006
ASSETS
Current Assets
Cash	$464
Accounts receivable	6,476
Employee advances	140,986
Prepaid expenses	8,283
Total Current Assets	156,209

Fixed Assets, net of depreciation	19,321

Other Assets
Security deposit	84,175
Operating License	224,185
Other assets	17,651
Total Assets	$501,541

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$2,805,314
Payroll taxes payable	55,570
Notes payable	535,543
Notes payable-shareholders	1,222,007

Total Current Liabilities	4,618,434

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2004	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 60,859,350 at
March 31, 2006	60,859
Additional paid-in capital	14,894,921
Accumulated deficit	(19,072,673)

Stockholders' Equity	(4,116,893)
Total Liabilities and Capital
$501,541

See Notes to Financial Statements

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2,006	2,005
	(unaudited)	(unaudited)

Sales revenues	$0	$11,066

Cost of sales	51,248	4,230

Gross profit (loss)	(51,248)	6,836

General and administrative expenses	630,754	386,521
Interest expense	36,112	34,075
	666,866	420,596

	(718,114)	(413,760)

Other income and expenses
Interest income	0	10

Net loss	$(718,114)	$(413,750)

Net loss per common share	$(0.08)	$(0.01)

Weighted average shares outstanding	55,952,912	45,613,684

See Notes to Financial Statements.

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net loss from continuing operations	$(718,114)	$(413,750)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,010	479

Payment for services in company stock	330,000

Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	-
(Increase) decrease in inventory	-	-
(Increase) decrease in prepaid expenses and other assets	(7,783)	(61,040)
Increase (decrease) in accounts payable and accrued expenses	229,097	248,173
Increase (decrease) in taxes payable	1,069	(12,100)

Net cash (used) by operating activities	(164,721)	(238,238)

Investing Activities
Acquisition of fixed assets	(1,045)	(13,415)
Acquisition of Cool Tours, Inc.	-	(304,812)
Security deposit	-	(51,315)
Net cash provided (used) by investing activities	(1,045)	(64,730)

Financing Activities
Payment of bank loan	-	(1,890)
Payments on short and long-term debt	-	-
Loans payable related parties and shareholders	162,386	295,087
Net cash provided by financing activities	162,386	293,197

(Decrease) in cash	(3,380)	(9,771)
Cash at beginning of period	3,844	12,148
Cash at end of period	$464	$2,377

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes (benefits)	$-	$-

See Notes to Financial Statements.

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

Note 1-

The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2006 and their results of operations and the statement of cash flows for the three month periods ended March 31, 2006 and 2005. Results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31,2006. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-	Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2006 and 2005 since there was no dilutive effect of potential common shares.

Note 3-

Through March 31, 2006, payments of $140,986 have been paid to employees of the Company as advances against earned compensation. The Company has accrued compensation expense due to the employees as earned.

Note 4-	On February 9, 2005, the Company formed Eastern Caribbean Airlines Corporation under the
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

As of December 31, 2005, Eastern Caribbean Airlines had obtained its own licensing rights and terminated its acquisition of Cool Tours, Inc. transferring back to the owners of Cool Tours, Inc. the licensing rights held in its name, any rights or authority to utilize aviation equipment, any files, data bases, customer lists, goodwill and other related assets as well any then existing debts related to the Cool Tours, Inc. acquisition. The owner of Cool Tours, Inc. has sued Viva International, Inc. and Eastern Caribbean Airlines. In the opinion of management, this litigation is expected to be settled outside the jurisdiction of the courts.

Note 5-	On June 25, 2005, the Company’s Board of Directors authorized the issuance of 4.9 million shares of its common stock in retirement of $735,092 of debt and $103,297 of accrued interest.
The shares were subsequently issued on July 11, 2005.

On March 3, 2006, in response to a previously held Company Board of Directors authorization,

4,943,925 shares of its common stock were issued in retirement of $288,277 of debt and $28,401 of accrued interest.

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

Note 6-

On March 9, 2006, Viva International announced that Rudolpho Dominguez has joined the Company full time and assumed the roles of President and Chief Operating Officer and that Robert Scott will assume the role of Chief Executive Officer in addition to his role as Chief Financial Officer. Former Chief Executive Officer and President Syed Hasan has left the Company to pursue other interests. At June 19, 2006 Mr. Dominguez and Mr. Scott remain in these positions. At the time of Mr. Hasan’s departure from the Company he had not assigned a corporate share interest evidencing 22 ½% shareholder interest in Viva Air Dominicana, S.A. Mr. Scott also holds a 22 ½% interest in Viva Air Dominicana, S.A. which has been assigned to the Viva International, Inc. In management’s opinion, the lack of Mr. Hasan’s assignment of the shareholder interest to Viva International, Inc. does not impair the ability of the Company to control the activity of the subsidiary corporation nor does it entitle Mr. Hasan to sell, transfer or assign the shareholder interest to a 3rd party. By Dominincan law, foreign ownership of a Dominican corporation is limited to 49% of the outstanding ownership interest in the corporation. Mr. Hasan’s unassigned interest can by appropriate corporate procedure, as mandated by Dominican law, and a vote of the remaining shareholders by reduced and/or eliminated since he no longer has any role in the organization. Mr. Scott and the Company intend to require appropriate corporate procedure, meeting and resolution adjusting the ownership of Viva Air Dominicana, S.A. as was always intended and to correct and amend the shareholder positions accordingly.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the Viva International, Inc. and subsidiaries products and services, fluctuations in pricing for the products and services and competition, as well as general conditions of the aviation marketplace. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Introduction

Viva International, Inc. is a holding company that consists of (2) two wholly owned subsidiaries: Viva Airlines, Inc. and Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A. The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations. Viva Airlines, Inc. and Viva Air Dominicana, S.A. are development stage companies that are expected to provide passenger and cargo services to various destinations from a commercial hub in Santo Domingo, Dominican Republic. Eastern Caribbean Airlines Corporation is based in San Juan, Puerto Rico. Eastern has previously operated as a provider of chartered airline services and is preparing to return to operations during June or July of 2006. Eastern will maintain a commercial hub in Puerto Rico.

Results of Operations for the Three Months Ended March 31, 2006 and 2005.

Viva International, Inc. had sales of $0 for the three months ended March 31, 2006 as compared to sales of $11,066 for the three months ended March 31, 2005. The acquisition of Cool Tours, Inc. through Eastern Caribbean Airlines, Inc. the Company’s wholly owned subsidiary, resulted in the sales activity from charter flights in 2005. During the quarter ended December 31, 2005, the Company temporarily discontinued operations as the aircraft it had been using under various agreements was unable to continue to be used until various FAA mandated maintenance checks and procedures were performed. The owner of the aircraft and the Company were unable to agree on the allocation of any costs and expenses in connection with the scheduled maintenance checks as well as any other required procedures to certify the air worthiness of the aircraft. Accordingly, operations were curtailed until replacement aircraft could be added to the Company’s airline operating certificate.

Viva International, Inc. had net losses of $718,114 for the three months ended March 31, 2006 as compared to net losses of $448,860 for the three months ended March 31, 2005. The increase in net losses is primarily attributable to $330,000 of professional fees and services incurred in the quarter ended March 31, 2006.

Viva International, Inc. had general administrative expenses of $630,754 for the three for the three months ended March 31, 2006 as compared to general administrative expenses of $421,621 for the three months ended March 31, 2005. The increase in these expenses is primarily attributable to $330,000 of professional fees and services incurred in the quarter ended March 31, 2006.

Viva International, Inc. had interest expenses of $36,112 for the three months ended March 31, 2006 as compared to $34,075 for the three months ended March 31, 2005. The increase is indicative of the Company’s continuing reliance on borrowings to fund ongoing operating expenses.

As previously mentioned, the Company’s Eastern Caribbean Airlines Corporation, Inc. subsidiary is preparing to return to active operations during June or July of 2006. Operations will resume through the usage of a Cessna 402 having a capacity of 8 to 9 passengers. At present, 1 aircraft is under lease and a 2nd is being considered through the same supplier. Currently, the Company is completing the final phases of its plan to resume operations by satisfaction of certain FAA requirements as pertaining to its present aviation equipment.

Eastern Caribbean Airlines Corporation, Inc. possesses a FAA 135 airline operating certificate.

As such, Eastern is authorized to operate chartered flight services.

The Company’s subsidiary operation in the Dominican Republic has not yet generated revenues as it continues through its developmental stages. At March 31, 2006 and June 19, 2006 the Company plans to integrate the capabilities of its Puerto Rico and Dominican Republic subsidiaries upon the resumption of chartered and scheduled charter passenger operations.

The Company’s Puerto Rico licensing is for chartered flight services only and as such is limited in scope and subject to various restrictions on items such as number of flights. The Company’s Dominican Republic licensing will be more comprehensive and comparable to that granted to major airlines. As such, the Company’s Dominican Republic subsidiary will primarily offer scheduled flight services but will also provide scheduled charter services. Management continues to believe that its present business plan which stipulates the utilization of smaller commuter type aircraft to conduct its operations is the most economically advantageous and profitable way to operate within the Caribbean. However, management is also focusing its future route and operational development on points in South and Central America and accordingly, may modify its business plan to include various joint venture arrangements or to adjust for other types of aviation equipment necessary to successfully service these locations.

Management acknowledges that the implementation of its business plan has been delayed for numerous reasons that include inadequate capitalization, governmental delays and compliance issues, inadequate human and consultant resources, and its failure to procure sufficient aviation equipment as previously promulgated. However, despite the delays the Company has continued to pursue its development and has leveraged its available capital as well as its human resources and business relationships to the execution of its business plan.

Through the prudent management of its available resources, Management believes that it has kept its costs and expenses under control and has avoided obligating itself for significant financial obligations normally associated with the purchase or lease of aviation aircraft. Accordingly, despite the lengthy development of its operating subsidiaries, management believes that it is positioned favorably to resume and expand operations.

Liquidity and Capital Resources

At March 31, 2005, the Company had $464 in cash. Since inception the Company has accumulated a deficit of approximately $19,100,000.

Our principal source of funding for the three month period ending March 31, 2006 was $162,387 of loans from shareholders that are being provided for working capital purposes during the development of our airline projects. As of March 31, 2006, $1,222,007 in working capital loans have been provided to the Company from these sources.

Viva International, Inc. has previously estimated that it will require a minimum of $3,000,000 of working capital to complete its subsidiaries transition from a development stage company to full operation. Air services commenced in 2005 on a very limited basis but were interrupted during October of 2005 when the aircraft the Company was using was scheduled for FAA mandated maintenance. Due to an ingoing dispute with the aircraft’s owner, the Company was unable to agree to the amount of cost and expense that it would absorb pursuant to the maintenance check. Accordingly, operations were temporarily suspended. Operations are scheduled to resume through the Company’s Eastern Caribbean Airlines Corporation in June or July of 2006.

Management believes that it can incrementally raise capital on a project by project basis utilizing its convertible debentures via private placement. Under this method of financing, the Company could conceivably break its projects (or acquisitions) into funding requests of as little as $150,000 Capital funding increments. As of June 19, 2006, the Company has utilized this methodology to obtain approval on a $200,000 project that it has received $50,000 to date with an additional $150,000 to be received prior to June 30, 2006. In addition a project funding request of $350,000 has been approved by our investment bankers and is expected to close by the end of June or early part of July of 2006. The above two projects coincide with the resumption of our charter services through Eastern Caribbean and an offer to expand the scope of our charter services via a U.S. based 121 carrier already servicing various destinations within the Caribbean.

However, Viva International, Inc. does not currently have the funds necessary to provide working and expansion capital to its aviation subsidiaries. Viva International, Inc. will only be able to provide the needed capital by raising additional funds. The Company has been to obtain support from some of its shareholder and related parties and additional support has been promised. However, there can be no guarantee that the promised amounts will be available when needed and in sufficient amounts. Management remains optimistic that it can raise sufficient capital to fund various projects and acquisitions and that combined with the resumption of operations at its Eastern Caribbean Airlines Corporation will generate enough cash flows so as to be less reliant on borrowings to survive and grow.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

(1) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,381.84 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer’s bank account even though the responsible party was Auxer Telecom. Auxer’s litigation counsel successfully separated the defendants in this case and the judgment is only against Auxer Telecom Inc., Auxer’s inactive subsidiary. The Company does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

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

(5) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer’s subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries does not intend to contest this matter.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On January 13, 2006, restricted common stock of 500,000 shares was issued as consideration for appraisal, valuation and management advisory services to be rendered in connection with a proposed merger and/or joint venture with an on-line travel reservation broker.

On March 3, 2006, restricted common stock of 4,943,925 shares was issued in payment for corporate debts in the amount of $288,277 and accumulated interest of $28401.

On March 9, 2006, restricted common stock of 2,000,000 shares was issued as consideration for financial services, consulting and management advisory services.

All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed onits behalf by the undersigned, thereunto duly authorized.

VIVA INTERNATIONAL, INC.

Date: June 19, 2006	By: /s/	Robert Scott
Robert J. Scott
Chief Executive Officer,
Chief Financial Officer and
Director (Principal Executive Officer and
Principal Financial Officer)