Form 10QSB
period 2006-06-30
VIVA INTERNATIONAL INC
filed 2006-08-21
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: 66,824,912 shares of common stock, $0.001 par value, as of August 16, 2006.

VIVA INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED June 30, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Page

Item 1.	Financial Statements

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet
June 30, 2006	3

Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

June 30,
2,006
ASSETS
Current Assets
Cash	$992
Other receivables	6,476
Prepaid expenses	3,283
Total Current Assets	10,751

Fixed Assets, net of depreciation	18,540

Other Assets
Security deposit	84,175
Operating License	224,185
Other assets	17,651
Total Assets	$496,288

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$3,020,672
Payroll taxes payable	57,830
Notes payable	585,543
Notes payable-shareholders	1,000,231

Total Current Liabilities	4,664,276

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2004	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 66,824,912 at
June 30, 2006	66,825
Additional paid-in capital	15,190,813
Accumulated deficit	(19,425,626)

Stockholders' Equity	(4,167,988)
Total Liabilities and Capital
$496,288

See Notes to Financial Statements

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
Sales revenues	0	10,730	0	21,796

Cost of sales and operations	49,614	103,553	100,862	107,783

Gross profit (loss)	(49,614)	(92,823)	(100,862)	(85,987)

General and administrative expenses	267,546	464,504	898,300	886,125
Interest expense	35,781	41,232	71,893	75,307
	303,327	505,736	970,193	961,432

	(352,941)	(598,559)	(1,071,055)	(1,047,419)

Other income and expenses
Interest income	0	0	0	10
Losses from writedown of
assets pursuant to spin-offs	0	(386,639)	0	(386,639)

Net loss	(352,941)	(985,198)	(1,071,055)	(1,434,048)

Net loss per common share	(0.01)	(0.02)	(0.02)	(0.03)

Weighted average shares outstanding	60,924,906	45,703,410	57,318,942	45,658,880

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
Operating Activities	Unaudited	Unaudited
Net loss from continuing operations	$(1,071,055)	$(1,434,048)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,790	1,023

Payment for services in company stock	330,000	35,100
(Gain) or loss adjustment on sale of subsidiaries	-	386,639

Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(2,402)
(Increase) decrease in inventory	-	(5,392)
(Increase) decrease in prepaid expenses and other assets	(2,783)	(79,915)
Increase (decrease) in accounts payable and accrued expenses	467,378	335,330
Increase (decrease) in taxes payable	3,329	(42,286)

Net cash (used) by operating activities	(271,341)	(805,951)

Investing Activities
Acquisition of fixed assets	(1,045)	(17,344)
Acquisition of Cool Tours, Inc.	-	-
Security deposit	-	(23,685)
Net cash provided (used) by investing activities	(1,045)	(41,029)

Financing Activities
Payment of bank loan	-	(1,890)
Payments on short and long-term debt	-	(7,627)
Notes payable	50,000	-
Loans payable related parties and shareholders	219,534	883,235
Net cash provided by financing activities	269,534	873,718

(Decrease) in cash	(2,852)	26,738
Cash at beginning of period	3,844	12,148
Cash at end of period	$992	$38,886

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes (benefits)	$-	$-

See Notes to Financial Statements.

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

Note 1-

Basis of Financial Statements
The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2006 and their results of operations for the three month and six month periods ended June 30, 2006 and 2005 and the statement of cash flows for the six month periods ended June 30, 2006 and 2005. Results of operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31,2006. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-

Going Concern
The accompanying financial statements have been prepared on a going concern basis which Contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $19,425,626 of net losses through June 30, 2006 and has had limited revenues and operations during the immediate past fifteen months. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

Note 3-

Earnings Per Share
Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended June 30, 2006 and 2005 since there was no dilutive effect of potential common shares.

Note 4-

Advances to Employees
Through June 30, 2006, payments of $140,986 have been paid to employees of the Company as advances against earned compensation. The Company has accrued compensation expense due to the employees as earned.

Note 5-

Eastern Caribbean Airlines Corporation/Cool tours, Inc.
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

Note 6-

Common Stock Issuances to Retire Debt Obligations
On March 3, 2006, in response to a previously held Company Board of Directors authorization, 4,943,925 shares of its common stock were issued in retirement of $288,277 of debt and $28,401 of accrued interest.

On June 26, 2006, the Company Board of Directors authorized the issuance of 5,965,562 shares of its common stock as considerations for the cancellation of $278,924 of debt and $22,934 of accrued interest.

VIVA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

Note 7-

On March 9, 2006, Viva International announced that Rodolfo Dominguez has joined the Company full time and assumed the roles of President and Chief Operating Officer and that Robert Scott will assume the role of Chief Executive Officer in addition to his role as Chief Financial Officer. Former Chief Executive Officer and President Syed Hasan has left the Company to pursue other interests. At the time of Mr. Hasan's departure from the Company he had not assigned a corporate share interest evidencing 22 ½% shareholder interest in Viva Air Dominicana, S.A. Mr. Scott also holds a 22 ½% interest in Viva Air Dominicana, S.A. which has been assigned to the Viva International, Inc. In management's opinion, the lack of Mr. Hasan's assignment of the shareholder interest to Viva International, Inc. does not impair the ability of the Company to control the activity of the subsidiary corporation nor does it entitle Mr. Hasan to sell, transfer or assign the shareholder interest to a 3rd party. By Dominincan law, foreign ownership of a Dominican corporation is limited to 49% of the outstanding ownership interest in the corporation. Mr. Hasan's unassigned interest can by appropriate corporate procedure, as mandated by Dominican law, and a vote of the remaining shareholders by reduced and/or eliminated since he no longer has any role in the organization. Mr. Scott and the Company intend to require appropriate corporate procedure, meeting and resolution adjusting the ownership of Viva Air Dominicana, S.A. as was always intended and to correct and amend the shareholder positions accordingly.

Note 8-

Subsequent Events
On August 3, 2006, Viva International announced that Rodolfo Dominguez had accepted appointment as the Company’s Chief Executive Officer and that Robert J. Scott would continue his employment as the Company’s Chief Financial Officer. This change did not change the configuration of the Company’s management team or its control but is essence realigned various duties and responsibilities and is intended as a precursor to allow for the addition of additional management talent as may be required.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for our products and services, fluctuations in pricing for the products and services and competition, as well as general conditions of the aviation marketplace. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Introduction

Viva International, Inc. (referred to herein as the “Company”, “we”, “us” and “our”) is a holding company that consists of (2) two wholly owned subsidiaries: Viva Airlines, Inc. and Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A. The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations. Viva Airlines, Inc. and Viva Air Dominicana, S.A. are development stage companies that are expected to provide passenger and cargo services to various destinations from a commercial hub in Santo Domingo, Dominican Republic. Eastern Caribbean Airlines Corporation is based in San Juan, Puerto Rico. Eastern has previously operated as a provider of chartered airline services and expected to return to operations during June or July of 2006. However, due to delays that have been encountered with aircraft registration and other mandated requirements by aviation regulatory agencies management has revised the expected plan to return to operations to September 2006. Eastern will maintain a commercial hub in Puerto Rico.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005.

Sales

We had sales of $0 for the three months ended June 30, 2006 as compared to sales of $10,750 for the three months ended June 30, 2005. We had sales of $0 for the six months ended June 30, 2006 as compared to sales of $21,796 for the six months ended June 30, 2006. The acquisition of Cool Tours, Inc. through Eastern Caribbean Airlines, Inc., our wholly owned subsidiary, resulted in the sales activity from charter flights in 2005. During the quarter ended December 31, 2005, we temporarily discontinued operations as the aircraft we had been using under various agreements was unable to continue to be used until various FAA mandated maintenance checks and procedures were performed. The owner of the aircraft and the Company were unable to agree on the allocation of any costs and expenses in connection with the scheduled maintenance checks as well as any other required procedures to certify the air worthiness of the aircraft. Accordingly, operations were curtailed until replacement aircraft could be added to the Company’s airline operating certificate. Management is planning for the resumption of aviation services through Eastern Caribbean Airlines, Inc. during September 2006.

Net Losses

We had net losses of $352,941 for the three months ended June 30, 2006 as compared to net losses of $985,198 for the three months ended June 30, 2005. The decrease in losses is primarily due to management’s cost cutting efforts that reflect its repositioning to resume operations through our Eastern Caribbean Airlines subsidiary while continuing the development and support of our Viva Air Dominicana S.A. subsidiary interest. In addition, the losses for the three months ended June 30, 2005 included a write off of $386,639 of assets pursuant to spin offs which did not materialize.

We had net losses of $1,071,055 for the six months ended June 30, 2006 as compared to net losses of $1,434,048 for the six months ended June 30, 2005. The decrease in losses is primarily attributable to a non-recurring write off of assets pursuant to spin offs that failed to be completed.

General and Administrative

We had general and administrative expenses of $267,546 for the three months ended June 30, 2006 as compared to general administrative expenses of $464,504 for the three months ended June 30, 2005. The decrease is primarily attributable to management’s cost cutting efforts and attempts to conserve capital during our efforts to return Eastern Caribbean Airlines to operation and prepare Viva Air Dominicana S.A. for its eventual commencement of services.

We had general and administrative expenses of $898, 300 for the six months ended June 30, 2006 as compared to general and administrative expenses of $886,125 for the six months ended June 30, 2005. Although general and administrative expenses are slightly higher for the six months ended June 30, 2006, $330,000 of expenses for services were paid via the issuance of our common stock and accordingly, available capital was utilized in support of the Company’s efforts through Eastern Caribbean Airlines and Viva Air Dominicana S.A..

Interest Expense

We had interest expenses of $35,781 for the three months ended June 30, 2006 as compared to $41,252 for the three months ended June 30, 2005. We had interest expenses of $71,893 for the six months ended June 30, 2006 as compared to $75,307 for the six months ended June 30, 2005.

For each of the above periods, the decrease in expenses is the result of reducing overall indebtedness via the issuance of our common stock combined with limiting the amount of new borrowings necessary to support our operations through our Eastern Caribbean Airlines and Viva Air Dominicana S.A. subsidiaries.

Additional Information

As previously mentioned, our Eastern Caribbean Airlines Corporation, Inc. subsidiary is preparing to return to active operations that is now expected to occur in September of 2006. Operations will resume through the usage of a Cessna 402 having a capacity of 8 to 9 passengers. At present, 1 aircraft is under lease and a 2nd is being considered through the same supplier. Currently, we are completing the final phases of our plan to resume operations by satisfaction of certain FAA requirements as pertaining to our present aviation equipment.

Eastern Caribbean Airlines Corporation, Inc. possesses a FAA 135 airline operating certificate.

As such, Eastern is authorized to operate chartered flight services.

The Company’s subsidiary operation in the Dominican Republic has not yet generated revenues as it continues through its developmental stages. At June 30, 2006 and August 16, 2006, we plan to integrate the capabilities of our Puerto Rico and Dominican Republic subsidiaries upon the resumption of chartered and scheduled charter passenger operations.

The Company’s Puerto Rico licensing is for chartered flight services only and as such is limited in scope and subject to various restrictions on items such as number of flights. The Company’s Dominican Republic licensing will be more comprehensive and comparable to that granted to major airlines. As such, the Company’s Dominican Republic subsidiary will primarily offer scheduled flight services but will also provide scheduled charter services. We continue to believe that our present business plan which stipulates the utilization of smaller commuter type aircraft to conduct our operations is the most economically advantageous and profitable way to operate within the Caribbean. However, management is also focusing our future route and operational development on points in South and Central America and accordingly, may modify our business plan to include various joint venture arrangements or to adjust for other types of aviation equipment necessary to successfully service these locations.

We acknowledge that the implementation of our business plan has been delayed for numerous reasons that include inadequate capitalization, governmental delays and compliance issues, inadequate human and consultant resources, and our failure to procure sufficient aviation equipment as previously promulgated. However, despite the delays, we have continued to pursue our development and have leveraged our available capital as well as our human resources and business relationships to the execution of our business plan.

Through the prudent management of our available resources, Management believes that it has kept our costs and expenses under control and has avoided obligating us for significant financial obligations normally associated with the purchase or lease of aviation aircraft. Accordingly, despite the lengthy development of our operating subsidiaries, management believes that we are positioned favorably to resume and expand operations.

Liquidity and Capital Resources

At June 30, 2006, we had $992 in cash. Since inception we have accumulated a deficit of approximately $19,426,000.

Our principal source of funding for the three month period ending June 30, 2006 was $219,534 of loans from shareholders that were provided for working capital purposes and continuing development of our airline projects and $50,000 of loans from private investors not having any known relationship to the Company. As of June 30, 2006, $1,050,231 in working capital loans from these sources remains payable.

Management has previously estimated that we will require a minimum of $3,000,000 of working capital to complete our subsidiaries transition from a development stage company to full operation. Air services commenced in 2005 on a very limited basis but were interrupted during October of 2005 when the aircraft we were was using was scheduled for FAA mandated maintenance. Due to an ingoing dispute with the aircraft’s owner, we were unable to agree to the amount of cost and expense that we would absorb pursuant to the maintenance check. Accordingly, operations were temporarily suspended. Operations are planned to resume through our Eastern Caribbean Airlines Corporation during September 2006.

We believe that we can incrementally raise capital on a project by project basis by utilizing convertible debentures via private placement. Under this method of financing, we could conceivably break our projects (or acquisitions) into funding requests of as little as $150,000 Capital funding increments. As of August 17, 2006, we have utilized this methodology to obtain approval on a $200,000 project for which we have received $75,000 to date with an additional $125,000 expected to be received prior to September 15, 2006. In addition a project funding request of $350,000 has been approved by our investment bankers and is expected to close on or before September 15, 2006. No assurance can be given, however, that such financings will be completed. The above two projects coincide with the resumption of our charter services through Eastern Caribbean and an offer to expand the scope of our charter services via a U.S. based 121 carrier already servicing various destinations within the Caribbean.

However, we do not currently have the funds necessary to provide working and expansion capital to our aviation subsidiaries. We will only be able to provide the needed capital by raising additional funds. We have been able to obtain support from some of our shareholders and related parties and additional support has been promised. However, there can be no guarantee that the promised amounts will be available when needed and in sufficient amounts. Management remains optimistic that we can raise sufficient capital to fund various projects and acquisitions and that combined with the resumption of operations at our Eastern Caribbean Airlines Corporation will generate enough cash flows so as to be less reliant on borrowings to survive and grow.

We have previously announced the retention of S. G. Martin Securities, LLC to provide investment banking services. Notwithstanding the engagement of S. G. Martin, we have continued negotiations with other firms and/or individuals capable of providing various needed financial and capital services and availability. We believe that the engagement of Martin as well as the renewed interest in our airline project will allow us access to the capital we need to implement our strategic business plan.

However, should we continue to be unable to raise adequate funds, we may not be able to complete needed acquisitions of certain aviation assets or payment of certain related expenses that would delay or prevent the further development and growth of Eastern Caribbean Airlines Corporation and Viva Air Dominicana, S.A.

We are optimistic, however, that we will be able to borrow sufficient capital to operate our aviation subsidiaries as contemplated in our business plan.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(10) John D. Hartman vs. Viva International, Inc. and Eastern Caribbean Airlines Corporation. Mr. Hartman has filed a complaint in Michigan claiming that his is owed $4,317.42 for services performed in Puerto Rico during 2005. The Company has previously agreed that Hartman is entitled to the amounts he has claimed but that it would be necessary to pay these amounts off in installments according to its ability. In management’s opinion, Hartman has incorrectly filed his complaint and it will respond accordingly to the Court. If the Court agrees and dismisses this action, the Company will renew negotiations with Hartman.

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

On June 30, 2006, restricted common stock of 5,965,562 shares was issued in payment for corporate debts in the amount of $278,924 and accumulated interest of $22,934.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVA INTERNATIONAL, INC.

Date: August 16, 2006 By: /s/ Rodolfo J. Dominguez	By: /s/ Robert J. Scott
Rodolfo J. Dominguez	Robert J. Scott
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)