Form 10QSB/A
period 2006-06-30
VIVA INTERNATIONAL INC
filed 2006-08-22
CIK 1088734

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

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

June 30,
2,006
ASSETS
Current Assets
Cash	$992
Other receivables	6,476
Prepaid expenses	3,283
Total Current Assets	10,751

Fixed Assets, net of depreciation	18,540

Other Assets
Security deposit	84,175
Operating License	224,185
Employee advances	140,986
Other assets	17,651
Total Assets	$496,288

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$3,020,672
Payroll taxes payable	57,830
Notes payable	585,543
Notes payable-shareholders	1,000,231

Total Current Liabilities	4,664,276

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

VIVA INTERNATIONAL, INC.

Date: August 21 , 2006 By: /s/ Rodolfo J. Dominguez	By: /s/ Robert J. Scott
Rodolfo J. Dominguez	Robert J. Scott
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)