Form 10QSB
period 2006-09-30
VIVA INTERNATIONAL INC
filed 2006-11-20
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date:74,055,180 shares of common stock, $0.001 par value, as of November 20, 2006.

VIVA INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED September 30, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	PAGE

Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet September 30, 2006	3

	Condensed Consolidated Statements of Operations	4
Three and nine months ended September 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows	5
Nine months ended September 30, 2006 and 2005

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

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

VIVA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

September 30,
2,006
ASSETS
Current Assets
Cash	$430
Other receivables	5,476
Prepaid expenses	3,283
Total Current Assets	9,189

Fixed Assets, net of depreciation	17,299

Other Assets
Security deposit Payroll advances to employees	84,875 139,888
Operating license	224,185
Other assets	17,651
Total Assets	$493,087

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$3,315,565
Payroll taxes payable	59,114
Notes payable	620,543
Notes payable-shareholders	1,089,629

Total Current Liabilities	5,084,851

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2004	-
Common stock, 1,000,000,000 shares authorized at $.001
par value; issued and outstanding 66,824,912 at
September 30, 2006	66,825
Additional paid-in capital	15,190,813
Accumulated deficit	(19,849,402)

Stockholders' Equity	(4,591,764)
Total Liabilities and Capital
$493,087

See Notes to Financial Statements

VIVA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$ $		$ $
Sales revenues	0	76,127	0	97,923

Cost of sales and operations	38,339	162,827	139,201	270,610

Gross profit (loss)	(38,339)	(86,700)	(139,201)	(172,687)

General and administrative expenses	349,312	351,944	1,247,612	1,238,069
Interest expense	36,123	34,476	108,016	109,783
	385,435	386,420	1,355,628	1,347,852

	(423,774)	(473,120)	(1,494,829)	(1,520,539)

Other income and expenses
Interest income	0	47	0	57
Losses from write down of
assets pursuant to spin-offs	0	0	0	(386,639)

Net loss	(423,774)	(473,073)	(1,494,829)	(1,907,121)

Net loss per common share	(0.01)	(0.01)	(0.02)	(0.04)

Weighted average shares outstanding	66,824,912	50,070,801	61,262,495	47,146,029

 See Notes to Financial Statements

VIVA INTERNATIONAL, INC.
STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended September 30,

	2006	2005
Operating Activities	Unaudited	Unaudited
Net loss from continuing operations	$(1,494,831)	$(1,907,121)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,031	1,854
Payment for services in company stock	330,000	35,100
(Gain) or loss adjustment on sale of subsidiaries	-	386,639
Roundings	-	(1)

Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,000	(6,476)
(Increase) decrease in inventory	-	(5,369)
(Increase) decrease in prepaid expenses and other assets	(1,685)	(70,240)
Increase (decrease) in accounts payable and accrued expenses	762,271	631,501
Increase (decrease) in taxes payable	4,613	(27,639)

Net cash (used) by operating activities	(395,601)	(961,752)

Investing Activities
Acquisition of fixed assets	(1,045)	(17,344)
Security deposit	(700)	(75,660)

Net cash provided (used) by investing activities	(1,745)	(93,004)

Financing Activities
Payment of bank loan	-	(1,890)
Payments on short and long-term debt	-	(7,627)
Short-term borrowings	-	2,001
Notes payable	85,000	-
Loans payable related parties and shareholders	308,932	1,063,436
Net cash provided by financing activities	393,932	1,055,920

(Decrease) in cash	(3,414)	1,164
Cash at beginning of period	3,844	12,148
Cash at end of period	$430	$13,312

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes (benefits)	$-	$-

See notes to financial statements.

VIVA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 1-        Basis of Financial Statements

The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Viva International, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2006 and their results of operations for the three month and nine month periods ended September 30, 2006 and 2005 and the statement of cash flows for the nine month periods ended September 30, 2006 and 2005. Results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31,2006. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-        Going Concern

   The accompanying financial statements have been prepared on a going concern basis which Contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $19,849,402 of net losses through September 30, 2006 and has had limited revenues and operations during the immediate past twenty one months. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

Note 3-        Earnings Per Share

Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended September 30, 2006 and 2005 since there was no dilutive effect of potential common shares.

Note 4-         Advances to Employees

               Through September 30, 2006, payments of $140,986 have been paid to employees of the Company as advances against earned compensation.. The Company has accrued compensation expense due to the employees as earned. Effective, October 1, 2006, the Company plans to adjust the books by removing any advance payments made to former employees on a contemporaneous basis. Accordingly, any governing tax reporting requirements resulting from the adjustments will be adhered to by the Company.

Note 5-         Eastern CaribbeanAirlines Corporation/Cool Tours, Inc.

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

As of December 31, 2005, Eastern Caribbean Airlines had obtained its own licensing rights and terminated its acquisition of Cool Tours, Inc. transferring back to the owners of Cool Tours, Inc. the licensing rights held in its name, any rights or authority to utilize aviation equipment, any files, data bases, customer lists, goodwill and other related assets as well any then existing debts related to the Cool Tours, Inc. acquisition. The owner of Cool Tours, Inc. has sued Viva International, Inc. and Eastern Caribbean Airlines. In the opinion of management, this litigation is expected to be settled outside the jurisdiction of the courts. However, to date, this dispute remains unresolved and continues under the jurisdiction of the court system.

Viva International, Inc
Notes to Financial Statements
September 30, 2006

Note 6 -         Common Stock Issuances to Retire Debt Obligations

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

Note 7-    Management and Director Changes and related issues

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

On August 3, 2006, Rodolfo Dominguez accepted appointment as the Company’s Chief Executive Officer and was elected as Chairman of the Company’s Board of Directors replacing replacing Robert Scott who continues as the Company’s Chief Financial Officer and a Director.

On August 29, 2006, Calvin Humphrey accepted appointment to the Company’s Board of Directors.

On September 27, 2006, Calvin Humphrey accepted appointment as the Company’s Chief Executive Officer and was elected as Chairman of the Company’s Board of Directors. Mr. Humphrey replaces Rodolfo Dominguez who has left the Company for personal reasons. Mr. Dominguez has also resigned as a member of the Board of Directors.

Viva International, Inc.
Notes to Financial Statements
September 30, 2006

 Note 8-          Mergers, Acquisitions and Material Agreements

On September 18, 2006, the Company agreed to acquire the assets of River Hawk Aviation, Inc. a privately held wholesaler and retailer of used aviation parts and supplies for $2.5 million and up to 3.5 million shares of Company stock. Operational control of the assets will take place after the first $1.0 million of capital has been paid. To date, the assets and business operations of River Hawk Aviation, Inc. have continued to be managed privately.

River Hawk Aviation, Inc. is wholly owned by Calvin Humphrey. Mr. Humphrey was appointed to the Viva Board of Directors on August 29, 2006 and became the Company’s Chief Executive Officer and was elected as Chairman of the Board on September 27, 2006.

Note 9-           Subsequent events

On October 3, 2006, the Company announced the appointment of James Paquette to its Board of Directors.

On October 4, 2006, the Company’s Board of Directors authorized the issuance of 7,230,268 shares of its common stock to retire $433,816 of related indebtedness including accrued interest.

On October 5, 2006, the Company announced that it plans to acquire the assets and business operations of Flight Test Associates, LLC of Tucson, Arizona in a transaction that will result in the issuance of an 8% secured subordinated promissory note for $2 million and 3.5 million shares of Company stock. Flight Test Associates, LLC develops prototype systems, performs systems integration and manned and unmanned aircraft modifications as well as provides flight test and flight operations support. Plans have proceeded through a letter of intent. However, to date, no money or other consideration has been exchanged. The secured subordinated promissory note is scheduled to mature on December 31, 2006.

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

Additionally, the Company is a party to two asset purchase agreements (referred to herein as acquisitions) with River Hawk Aviation, Inc. of San Antonio, Texas and Flight Test Associates, LLC of Tucson, Arizona. River Hawk
Aviation is a wholesaler and retailer of used aircraft parts and supplies. Flight Test Associates, LLC develops prototype systems, performs systems integration and manned and unmanned aircraft modifications, as well as, flight test and flight operations support services. At September 30, 2006 and as of the date of signing of this Report on Form 10-QSB, the Company had not completed either of the asset purchase agreements and accordingly, had not taken possession of the underlying assets nor operational control of the entities. The completion of each of the respective agreements is scheduled to occur by December 31, 2006. However, the completion of each of these agreements is contemplated based upon the Company’s ability of raising the funds necessary to complete the acquisitions including sufficient working capital to enable the acquired companies to be effectively operated. The financial obligation under the River Hawk acquisition is $2.5 million and under the Flight Test Associates, LLC agreement is $2.0 million. Company stock of 3.5 million shares has been offered to the owner of River Hawk Aviation, Inc. and 3.5 million shares to the owners of Flight Test Associates to complete the respective asset purchase agreements. No assurance can be made that sufficient financing will be raised or that the Company will be able to complete either or both of the acquisitions.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005.

Sales

We had sales of $0 for the three months ended September 30, 2006 as compared to sales of $76,127 for the three months ended September 30, 2005. We had sales of $0 for the nine months ended September 30, 2006 as compared to sales of $97,923 for the nine months ended September 30, 2005. The acquisition of Cool Tours, Inc. through Eastern Caribbean Airlines, Inc., our wholly owned subsidiary, resulted in the sales activity from charter flights in 2005. During the quarter ended December 31, 2005, we temporarily discontinued operations as the aircraft we had been using under various agreements was unable to be operated until various FAA mandated maintenance checks and procedures were performed. The owner of the aircraft and the Company were unable to agree on the allocation of any costs and expenses in connection with the scheduled maintenance checks as well as any other required procedures to certify the air worthiness of the aircraft. Accordingly, operations were curtailed until replacement aircraft could be added to the Company’s airline operating certificate. Management plans for the resumption of aviation services through Eastern Caribbean Airlines, Inc. but no exact timetable exists as of the signing date of this report.

Net Losses

We had net losses of $423,774 for the three months ended September 30, 2006 as compared to net losses of $473,073 for the three months ended September 30, 2005. The decrease in losses is primarily due to management’s cost cutting efforts and the maintenance of certain cost structures on a reduced basis.

We had net losses of $1,494,829 for the nine months ended September June 30, 2006 as compared to net losses of $1,907,0121 for the nine months ended September 30, 2005. The decrease in losses is primarily attributable to a non-recurring write off of $386,639 of assets pursuant to spin offs that failed to be completed.

General and Administrative

We had general and administrative expenses of $349,312 for the three months ended September 30, 2006 as compared to general administrative expenses of $351,944 for the three months ended September 30, 2005. The slight decrease is primarily attributable to management’s cost cutting efforts and attempts to conserve capital.

We had general and administrative expenses of $1,247,612 for the nine months ended September 30, 2006 as compared to general and administrative expenses of $1,238,069 for the nine months ended September 30, 2005. Although general and administrative expenses are slightly higher for the nine months ended September 30, 2006, $330,000 of expenses for services were paid via the issuance of our common stock and accordingly, available capital was utilized to continue subsidiary development and support.

Interest Expense

We had interest expenses of $36,123 for the three months ended September 30, 2006 as compared to $34,476 for the three months ended September 30, 2005. We had interest expenses of $108,016 for the nine months ended September 30, 2006 as compared to $109,783 for the nine months ended September 30, 2005.

Interest expenses for the three month period ended September 30, 2006 increased over that of the three months period ended September 30, 2005 due to increased reliance on borrowings to pay necessary costs and expenses. Interest expense for the nine months ended September 30, 2006 and that for the nine months ended September 30, 2005 are approximately equal. However, the Company did conduct minimal revenue producing operations during 2005 whereas in 2006 there have been no revenues from operations. Accordingly, more reliance on outside borrowings has been required so that, despite management’s cost cutting efforts, interest expenses have remained relatively constant. The Company has periodically issued common shares to retire debt and its underlying interest however, it has not yet been able to generate sufficient borrowings to resume operations nor to properly capitalize the Company. Accordingly, continued reliance on new borrowings has resulted in keeping the interest expenses relatively constant.

Additional Information

As previously mentioned, the Company has gone through a number of management changes in recent months and has restructured its Board of Directors. As of September 30, 2006 and at present, Calvin Humphrey has accepted appointment as the Company’s Chief Executive Officer and Chairman of the Board. Robert Scott is the Company’s Chief Financial Officer and a Director. Roger Larreur and James Paquette have also joined the Company’s Board. Rodolfo Dominguez has departed from the Company for personal reasons.

The incoming management and Board appointees have significant aviation industry experience and have worked with various operating airlines, aircraft manufacturers and suppliers. Calvin Humphrey, the Company’s new CEO, has held similar positions with several regional airline carriers.

The effect of the change in management is that the Company’s strategy has evolved to primarily seeking acquisitions of profitable operating companies within the aviation industry and secondly, continuing the development of our aviation subsidiaries in Puerto Rico and the Dominican Republic.

Accordingly,  the Company is currently seeking to complete asset acquisition agreements with River Hawk Aviation, Inc. and Flight Test Associates, LLC. Each of these entities is currently operating and profitable.
River Hawk Aviation, Inc is wholly owned by Calvin Humphrey the Company’s CEO and Chairman. Information regarding the Company’s Eastern Caribbean Airlines Corporation, Inc. and Viva Air Dominicana S.A. follows.

Our Eastern Caribbean Airlines Corporation, Inc. subsidiary is planning and preparing to return to active operations. The expected date of resumption of service is not currently known. Operations will resume through the usage of a Cessna 402 having a capacity of 8 to 9 passengers. At present, 1 aircraft is under lease and a 2nd is being considered through the same supplier. Currently, we are awaiting final FAA approvals in order to schedule the resumption of services..

Eastern Caribbean Airlines Corporation, Inc. possesses a FAA 135 airline operating certificate.
As such, Eastern is authorized to operate chartered flight services.

The Company’s subsidiary operation in the Dominican Republic has not yet generated revenues as it continues through its development stages. We currently plan to integrate the capabilities of our Puerto Rico and Dominican Republic subsidiaries upon the resumption of chartered and scheduled charter passenger operations.

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

We acknowledge that the implementation of our business plan has been delayed for numerous reasons that include inadequate capitalization, governmental delays and compliance issues, inadequate human and consultant resources, and our failure to procure sufficient aviation equipment as previously promulgated. However, despite the delays, we have continued to pursue our development and have leveraged our available capital as well as our human resources and business relationships to the execution of our business plan. Combined with a change in managerial strategy that now focuses on the acquisition of operating profitable aviation related companies it is expected that the Company’s new acquisitions will allow for the final development needed in our Puerto Rico and Dominican Republic subsidiaries without reliance on major capital infusions.

Through the prudent management of our available resources, Management believes that it has kept our costs and expenses under control and has avoided obligating us for significant financial obligations normally associated with the purchase or lease of aviation aircraft. Accordingly, despite the lengthy development of our operating subsidiaries, management believes that we are positioned favorably to resume and expand operations .

Liquidity and Capital Resources

At September 30, 2006, we had $430 in cash. Since inception we have accumulated a deficit of approximately $19,850,000.

Our principal sources of funding for the three month period ending September 30, 2006 were $89,398 of loans from shareholders, $10,000 from Calvin Humphrey, the Company’s CEO and $25,000 of loans from private investors not having any known relationship to the Company. Funding was provided for working capital purposes and ongoing expenses of the Company’s subsidiaries. As of September 30, 2006, $1,174,629 in working capital loans from these sources remains payable.

Management has previously estimated that we will require a minimum of $3,000,000 of working capital to complete our subsidiaries transition from a development stage company to full operation. Air services commenced in 2005 on a very limited basis but were interrupted during October of 2005 when the aircraft we were was using was scheduled for FAA mandated maintenance. Due to an ongoing dispute with the aircraft’s owner, we were unable to agree to the amount of cost and expense that we would absorb pursuant to the maintenance check. Accordingly, operations were temporarily suspended. Operations are planned to resume through our Eastern Caribbean Airlines Corporation but no exact timetable presently exists.

We believe that we can incrementally raise capital on a project by project basis by utilizing convertible debentures via private placement. Under this method of financing, we could conceivably break our projects (or acquisitions) into funding requests of as little as $150,000 Capital funding increments. Subsequent to the end of the September 30, 2006 quarter, we have utilized this methodology to obtain approval on a $200,000 project for which we have received $85,000 to date with efforts to raise an additional $125,000 ongoing which we hope to receive prior to December 31, 2006. In addition a project funding request of $350,000 has been approved by our investment bankers and was expected to close on or before September 15, 2006 but has been delayed until an unknown future date. No assurance can be given, however, that any such financings will be completed. The above two projects coincide with the resumption of our charter services through Eastern Caribbean and an offer to expand the scope of our charter services via a U.S. based 121 carrier already servicing various destinations within the Caribbean.

In light of our recent changes in management and a revised business strategy that concentrates on the acquisition of profitable aviation related companies, the emphasis on raising capital has shifted away from the Caribbean funding projects and towards the acquisition of River Hawk Aviation, Inc. and Flight Test Associates, LLC . Accordingly, these two acquisitions will require $2.5 million and $2.0 million plus additional working capital respectfully. Upon completion these acquisitions will give the Company a presence in the used aircraft parts and supplies aftermarket as well as in the development of prototype systems, systems integration and manned and unmanned aircraft modifications as well as flight test and flight operations support services. The acquisitions will be complementary to our Caribbean airline service operations and it is believed will assist us in raising the necessary capital to complete the Caribbean development as well as the resumption of aviation services. Accordingly, it is now believed that we may need to raise approximately $10 million to complete our objectives of acquiring of operating profitable companies within the aviation sector as well as completing the Caribbean development through its final development and to the resumption of services from Puerto Rico to the commencement of services from the Dominican Republic.

However, we do not currently have the funds necessary to provide working and expansion capital to our aviation subsidiaries or to make our planned acquisitions. We will only be able to provide the needed capital by raising additional funds. We have been able to obtain support from some of our shareholders and related parties and additional support has been promised. However, there can be no guarantee that the promised amounts will be available when needed and in sufficient amounts. Management remains optimistic that we can raise sufficient capital to fund various projects and acquisitions and that the utilization of these resources will build a strong economic base that will generate enough cash flows so as to be less reliant on borrowings to survive and grow.

We have previously announced the retention of S. G. Martin Securities, LLC (“Martin) to provide investment banking services. Notwithstanding the engagement of Martin, we have continued negotiations with other firms and/or individuals capable of providing various needed financial and capital services and availability. We believe that the engagement of Martin as well as the renewed interest in our various aviation related projects combined with a favorable impression of the management and director changes that have been recently made will allow us access to the capital we need to implement our strategic business plan.

However, should we continue to be unable to raise adequate funds, we may not be able to complete needed acquisitions or continue the development of our Caribbean airline subsidiaries.

We are optimistic, however, that we will be able to borrow sufficient capital to complete our contemplated acquisitions and continue the development of our aviation subsidiaries through to the resumption and/or commencement of aviation services as contemplated in our business plan.

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

(10) John D. Hartman vs. Viva International, Inc. and Eastern Caribbean Airlines Corporation. Mr. Hartman has filed a complaint in Michigan claiming that his is owed $4,317.42 for services performed in Puerto Rico during 2005. The Company has previously agreed that Hartman is entitled to the amounts he has claimed but that it would be necessary to pay these amounts off in installments according to its ability. In management’s opinion, Hartman has incorrectly filed his complaint and it will respond accordingly to the Court. If the Court agrees and dismisses this action, the Company will renew negotiations with Hartman. A hearing on this matter has been scheduled for December 4, 2006.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On January 13, 2006, 500,000 shares of restricted common stock were issued as consideration for appraisal, valuation and management advisory services to be rendered in connection with a proposed merger and/or joint venture with an on-line travel reservation broker.

On March 3, 2006, 4,943,925 shares of restricted common stock were issued in payment for corporate debts in the amount of $288,277 and accumulated interest of $28401.

On March 9, 2006, 2,000,000 shares of restricted common stock were issued as consideration for financial services, consulting and management advisory services.

On June 30, 2006, 5,965,562 shares of restricted common stock were issued in payment for corporate debts in the amount of $278,924 and accumulated interest of $22,934.

On October 4, 2006, 7,230,268 of restricted common stock were issued in payment for corporate debts including accumulated interest of $433,816.

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

Date: November 20, 2006	VIVA INTERNATIONAL, INC.
By:/s/ CalvinHumphrez	By:/s/ Robert J. Scott
Calvin Humphrey	Robert J. Scott
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)