Form 10KSB
period 2006-12-31
RIVER HAWK AVIATION INC
filed 2007-04-24
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

Commission File #0-30440

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
(Exact name of registrant as specified in its charter)

Nevada
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $-0-

Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of April 9, 2007, was: $875,551 (based on a stock price of $.55).

Number of shares of the registrant’s common stock outstanding as of April 20, 2007 is: 1,851,380

Transfer Agent as of April 20, 2007:

Interstate Transfer Company
874 E. 5900 South, Suite 101
Salt Lake City, Utah 84107

PART I

ITEM 1. DESCRIPTION OF BUSINESS

a. Business Development

On January 16, 2007, Viva International, Inc. announced the closing of an asset purchase agreement with privately held River Hawk Aviation, Inc. of San Antonio, Texas.

On February 27, 2007, Viva International, Inc. announced that it had received authorization to change its name to River Hawk Aviation, Inc. and had received the assignment of RHWA as its trading symbol.

On September 17, 2002, Viva Airlines, Inc., was incorporated as a Puerto Rico Corporation. Its principal office is located in Traverse City, Michigan.

Neither River Hawk nor Viva has been involved in any bankruptcy, receivership, or other similar proceedings.

b. Business of the Issuer

1.  Principal Products or Services and their Markets
The intent of River Hawk is to acquire aviation related “niche” industries that are operating, profitable and cash flow positive with potential for above average growth and expansion. This existing corporate holding company consisting of various stage development companies preparing to market goods and services in the Caribbean marketplace has been under development since early 2003 and a discussion of the efforts to create products and services follows. All references to the stage development efforts will continue to be associated with the Viva name. It should be noted that the management of River Hawk is planning on spinning out the Viva stage development companies during 2007 in its efforts to effectuate its business philosophy as well as to position itself and Viva for capital investment necessary to accomplish the objectives of these various corporate structures.

Because of the relatively new identity and direction of River Hawk most of the ensuing discussion will focus on the Viva efforts of 2006 and prior and despite the management plans to spin out the Viva stage development companies, it is expected that the shareholders of River Hawk will be the major owners of the Viva group immediately after its spin. Accordingly, it is believed that the foregoing discussion is important and applicable to an understanding of the Company and its existing status as of this report.

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

At December 31, 2006 and April 20, 2007, this assignment has not yet been received and Mr. Hasan has commenced a legal claim against Viva for unpaid compensation and expenses. Details of this action are more completely described in the legal proceedings section of this report.

Viva has concentrated its efforts on obtaining its airline operating ability through Viva Air Dominicana S.A. Viva Air Dominicana S.A. has complied with all requirements including the filing of various aviation and flight manuals as has been requested by the Dominican Aviation Authority. At this date, Viva Air Dominicana S.A. has complied with each and every requirement of licensure as has specifically been requested by the Dominican Aeronautical Authority and approval and issuance of an airline operating certificate will be forthcoming only upon application to register an aircraft and its subsequent delivery to the Dominican Republic for appropriate determinations of suitability, air worthiness and conformity to any applicable regulations. In addition, it is expected that Viva Air Dominicana will have to settle some existing liabilities that, at present, are unpaid and may have to show some capability of financial ability.

Other than those items just mentioned no additional problems are anticipated in procuring the licensing as filed for. Viva continues to expect that it will be officially recognized as a flag carrier of the Dominican Republic upon the issuance of its airline operating certificate and the commencement of operations.

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
2. To commence revenue service during 2007.
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

Generally, first and last month’s lease payments are required in advance. Leases will usually be for a five year period and will most likely be operating leases. Accordingly, the lease payments should qualify as an expense for both financial and tax reporting purposes. Most leases will contain renewal terms but are not likely to contain buy- out provisions. Additionally, the lessor may require various reserves for maintenance and engines.

Outsourcing of services is planned as follows:

Maintenance:

All regular “A” and “B” maintenance will be performed by outsourcing to FAA certified maintenance repair facilities. Alternatively, the Company is exploring the creation of its own maintenance facility that would be convenient to its hub operations at Santo Domingo, Dominican Republic and San Juan, Puerto Rico. Management is prepared to outsource regular and routine maintenance but is generally interested in the prospect of creating new job opportunities for skilled aviation repair technicians. Periodic “C” and “D” overhauls and major maintenance will be outsourced. It is common for many carriers in the aviation industry (including some large carriers) to “sub-out” “C” and “D” scheduled maintenance. Thus, it is not viewed as a competitive or regulatory disadvantage to Viva to do likewise.

Ground Handling:

Airplane parking services, baggage loading and unloading, and baggage and freight handling services will be outsourced at all airports other than the Caribbean hubs where these services are planned to be performed by Viva personnel.

Food Service:

All condiments and beverages served on Viva flights will be purchased from in-flight food service providers.

Technology

All equipment and systems that will be utilized by Viva will continue to be carefully studied and subjected to due diligence. Management believes that there may be advantages to starting an airline today versus using many of the systems that burden even the largest domestic carriers with extra cost due to outmoded technology. The technological advantages to management’s choices are outlined below:

Airplane advantages:

Management has significant prior experience and is well acquainted with all facets of operation of the airplanes it will choose to operate its flight services.

Reservation advantages:

The most highly used reservations systems in the airline industry today are the “Sabre” and “Apollo” systems which are believed to be outmoded and obsolete. Major carriers are slow to change because of the huge capital requirement to “roll over” their entire reservations system at one time. Therefore, they have a tendency to keep using the old and outdated systems.

Due to various delays that have occurred in resuming aviation operations from our Puerto Rico subsidiary hub (last operated during 2005) as well as preparing to activate operations in the Dominican Republic it will be necessary to revisit the reservation system selection process to obtain an efficient but yet affordable platform capable of fulfilling the various corporate requirements as well as customer needs.

Accordingly, the reservations system that Viva will select is expected to have three main advantages that are capable of contributing to cost savings: 1) Speed, 2) Learning Curve, and 3) Integration. Since today’s PC’s operate much faster than earlier versions, Viva’s expects to purchase a system that is capable of completing a typical reservation procedure up to 75% faster than industry averages. Most reservations are planned to be completed in two minutes or less (as opposed to the frequent 8 to 10 minutes that almost everyone has experienced from time to time). The result is not only higher levels of customer satisfaction but also substantial savings in communications cost to Viva.

Training costs are also reduced exponentially. Viva’s system will enable a basic computer literate employee to learn the system in a fraction of time needed by “Sabre” and “Apollo”.

Viva’s system will need to integrate with other management information systems. The reservation system will need to be designed to operate in a “ticketless” environment.

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

Status of any publicly announced new product or service

Viva has not publicly announced any new product or service.

Competitive business conditions

The primary competition in our market is American Airlines and Continental Airlines, which account for 80% of the air travel volume in this market. This is as high a single market dominance that exists in any United States market. Also, this results in the highest fares in the nation for travel in-and-out of the Caribbean.

Viva feels that it can obtain a sizable portion of business from available services as well as being able to participate in bridging the demand for new services. It does not intend nor expect to compete with American Airlines, Continental Airlines, Spirit Airlines or any other major carrier but rather anticipates being able to supplement the existing services presently being provided by these companies.

By standardizing aircraft fleet it is felt that significant cost, maintenance, and training expense savings are possible.

Viva’s anticipates that it will operate its aircraft out of its hubs with high utilization based on price advantage. This anticipated concentration of market should provide overall competitive advantages as we continue our efforts to build customer and brand awareness. Many other airlines operating within the Caribbean must maintain “system-wide” load factors and utilization, while Viva expects to operate profitably within its “niche” market. This is expected to deter direct competition with other similar airline operations as our efforts to build market share are planned to be entirely regional in scope. Just as we expect to supplement aviation services now being provided by larger carriers we also believe that it is unlikely that the larger airlines will wish to compete with the supplementary operations that Viva expects to offer within the Caribbean..

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

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements, and labor contracts

None
 8. Government approvals of principal products or services

Not applicable

9. Effect of existing government regulations

A necessary requirement of doing business within the aviation industry. Ongoing compliance with applicable regulations and reporting requirements is planned.

10.  Research and development

Not applicable.

11. Costs and effects of compliance with environmental laws

Not applicable.

12. Number of Employees

Viva (River Hawk Aviation, Inc.) and its subsidiaries have 5 employees. The Company has contractual obligations to 2 of the 5 employees.

ITEM 2. DESCRIPTION OF PROPERTY

We presently utilize approximately 450 square office space located at 954 Business Park Drive, Suites #4 and 600 square feet of office space at 1023 Business Park Drive, Traverse City, MI. The Company’s combined lease obligation for these spaces is $1,164 per month plus utilities. 954 Business Park Drive is being leased on a month to month basis and 1023 Business Park Drive is being leased under a one year lease at $689 per month plus applicable utilities. This lease expires on June 1, 2007 and is not planned on being renewed. The possible expansion of the space utilized at 954 Business Park Drive will be considered.

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

(3) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. Filed August 14, 2002. Mahure, LLC, was Auxer’s landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer’s former business address. It is suing Auxer for failure to pay base rent of $7,083.33 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer’s lease. Mahure, LLC is requesting $58,465.49 attorney’s fees, cost of suit and interest. The Company did not contest this matter and accordingly, a judgment has been entered against it for approximately $98,000.

(4) Colbie Pacific Capital- On April 24, 2002, Auxer entered into a Modification and Restructuring Agreement with Colbie Pacific Capital. The agreement required Auxer to make a $350,000 payment to Colbie by September 28, 2002. Auxer failed to make such payment and the sum of $450,000 plus accrued interest is now due to Colbie. On October 8, 2002, Auxer received a settlement offer from Colbie’s attorney whereby Colbie agreed to allow Auxer to sell certain assets and make the required payment. Auxer is trying to sell such assets, specifically telecommunications switching equipment. However, the assets have limited value and application and the last efforts made by the Company were unable to locate the whereabouts of the assets so there appears to be no ability to resolve this debt (claim) through a sale of assets. Accordingly, the Company hopes to negotiate a settlement for significantly less than the recorded amount of the liability.

(5) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer’s subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376.08 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861.33; unpaid expenses $43.75; and unauthorized deduction from wages - $403.00. CT Industries does not intend to appear at the hearing and contest this matter. Ct Industries has been inactive since 2003.

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

(9)  Ivan Figueroa vs. Eastern Caribbean Airlines Corporation. and Viva International, Inc-Mr. Figueroa has filed suit against the Company and its subsidiary alleging that he has suffered $5 million in damages as a result of an alleged breach of an agreement with Eastern Caribbean Airlines, Inc. and Viva International, Inc. A status conference was held on November 30, 2006 and the court allowed a request for discovery to be conducted until April 30, 2007. Prior to the commencement of discovery, legal counsel for Eastern Caribbean Airlines and Viva International, Inc. withdrew their representation of the Company due to lack of payment of outstanding professional services. Subsequently, the Court ordered Eastern/Viva to appear before them with new legal representation. The Company has agreed to engage new counsel and a pleading is expected to be filed within the imposed time frame as mandated by the Courts. Mr. Figueroa was previously employed by the Company and was the previous owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company has invested substantially into its Puerto Rico operations through Eastern Caribbean Airlines, Inc. and believes that certain of the debts claimed by Mr. Figueroa as unpaid have been inflated or otherwise not disclosed and would result in a recalculation of any amounts due him. In addition, the Company has various executed documents and agreements that support and defend its investment in Eastern Caribbean and its entitlement to the retention of the Cool Tours name. The Company will vigorously defend any action arising from the Figueroa litigation and will consider a counter suit if this proceeding is to continue.

(10) Syed Hasan vs. Viva International, Inc. and Eastern Caribbean Airlines Corporation—Mr. Hasan, formerly the Company’s CEO and President as well as having served in other capacities during his tenure filed a complaint in the State of Georgia seeking compensation for past unpaid services and for various incurred business expenses. At this date, the Company has contested Mr. Hasan’s complaint specifically as it relates to jurisdictional venue. Accordingly, pursuant to establishing venue and in accordance with the wishes of the court, Mr. Hasan was subjected to a deposition. Counsel representing the Company accepted a $2,000 retainer to assist us in this matter. The retainer was quickly absorbed and the Company is now indebted to counsel for an amount in excess of $5,000 and counsel has demanded payment and the Company has been unable to pay. Accordingly, counsel has resigned and will refuse to represent the Company even upon payment of all amounts currently due. The Court has ordered the Company to obtain representation to continue this matter. The Company has previously believed that this matter could be settled for an amount not to exceed $50,000.

(11) Francisco J. Sepulveda vs. Viva International, Inc.—Mr. Sepulveda has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and relation, in violation of Title VII of the Civil Rights Act. The Company denies this complaint in its entirety. No determination has made in this matter as of December 31, 2006 and April 9, 2007.

(12) Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation----Mr. Amador Martinez has filed a claim with the Labor Department against Eastern Caribbean Airlines. The Labor Department has ruled in favor of Mr. Amador Martinez and accordingly, the Company is alleged to be obligated under this claim for an amount less than $5,000. However, a mediation of conflicts conference has been scheduled to be held on May 31, 2007. The Company has recorded a liability on its books in anticipation of being required to make a payment subject to this claim.

(13) Zandra G. Fox-Gascott vs. Viva International, Inc.---Ms. Fox-Gascott has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and sex, in violation of Title VII of the Civil Rights Act. The Company has provided certain information to the EEOC in the matter and has denied all claims that have been made. No formal determination of this matter has been made as of December 31, 2006 and April 9, 2007.

However, the plaintiff and plaintiff’s attorney have made various informal proposals at amounts approximating $80-85,000 in cash. The Company remains willing to discuss various settlements but is unable to make a cash payment.

Although, Viva Air Dominicana S.A. is not a part of the Hasan litigation, the Company believes that certain events, circumstances, transactions, and accounting matters that occurred in the Dominican Republic subsidiary may give rise to possible litigation against Mr. Hasan should he succeed in his action against Viva International, Inc. and Eastern Caribbean Airlines Corporation. The Company remains hopeful that an amicable resolution of this litigation can take place without the intervention of the court system either in the United States or the Dominican Republic.

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

Period	HIGH BID	LOW BID

2006

First Quarter	6.80	2.40
Second Quarter	4.40	2.00
Third Quarter	3.60	1.60
Fourth Quarter	3.20	0.80

2005

First Quarter	14.80	6.80
Second Quarter	10.40	2.80
Third Quarter	6.80	2.00
Fourth Quarter	3.04	.40

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for River Hawk Aviations’ and Viva Airlines’ products, fluctuations in pricing for products distributed by the Viva Airlines’ subsidiaries and products offered by competitors, as well as general marketplace conditions.

Results of Operations for the Three Months Ended December 31, 2006 and 2005.

Viva International, Inc. had sales of $-0- for the quarter ended December 31, 2006 as compared to sales of $16,051 for the quarter ended December 31, 2005. For the year ended December 31, 2006 Viva had sales -0- as compared to $113,974 of revenues for the year ended December 31, 2005.. Viva was able to commence operations during 2005 through its Eastern Caribbean Airlines subsidiary but had to curtail operations during the fourth quarter of 2005 due to mandatory aircraft repairs to the aircraft that was being used. At December 31, 2006, Eastern Caribbean Airlines had not resumed operations and no timetable for doing so existed.

Viva International, Inc. had a net loss of $555,684 for the quarter ended December 31, 2006 as compared to a net loss of $1,549,938 for the quarter ended December 31, 2005. Included in the determination of net loss for the quarter ended December 31, 2005 was the recognition of a write off of receivables and investment positions from the failure to complete the sale and spin off of inactive subsidiaries of $897,333.

Viva International, Inc. had general administrative expenses of $271,568 for the quarter ended December 31, 2006 as compared to $960,710 for the quarter ended December 31, 2005. For the quarter ended December 31, 2005,payments of advisory and consulting fees via the issuance of Company common stock primarily explains why current expenses are substantially less a similar period in the prior year.

Viva International, Inc. had interest expenses of $28, 187 for the quarter ended December 31, 2006 as compared to $36,241 for the quarter ended December 31, 2005. The decrease in these expenses is attributable to a pay down on certain promissory notes. The net result was to reduce the level of borrowing and the accompanying interest charges.

Results of Operations for the Twelve Months Ended December 31, 2006 and 2005

Viva International, Inc. had sales of $-0- for the twelve month period ended December 31, 2006 as compared to $113,974 for the twelve-month period ended December 31, 2005. The Company’s Eastern Caribbean Airlines subsidiary has contributed all of the sales activity to date through the operations of charter flights and scheduled charter operations and at December 31, 2005 was essentially in an inactive mode. No current plans are in place for the resumption of aviation operations through Eastern Caribbean.. The Company’s Viva Air Dominicana S. A.. subsidiary has continued its preparatory stages in anticipation of the commencement of operations. The Company plans to acquire aircraft by purchase or lease in support of the finalization of the processes necessary to begin operations through Viva Air Dominicana S.A.

Viva International, Inc. had net losses of $2,050,513 for the twelve month period ended December 31, 2006 as compared to net losses of $3,457,059 for the twelve-month period ended December 31, 2005. The decrease in net losses is attributable to costs being less due to a curtailment of aircraft operations that began in 2005 as well as a non-recurring charge off of $897,333 that was recognized during 2005 as a loss from the sale of assets and subsidiary interests due to the failure of certain spin outs of the subsidiaries to occur as planned.

Viva International, Inc. had general administrative expenses of $1,258,818 for the twelve month period ended December 31, 2006 as compared to $2,198,779 for the twelve-month period ended December 31, 2005. The decrease in general and administrative expenses is attributable to a reduction of expenses due to a curtailment of aircraft operations through its Eastern Caribbean subsidiary as well as a $221,460 decline in the amount of on cash payments made to certain advisors and consultants of the Company.

Viva International, Inc. had interest expenses of $ 132,249 for the twelve month period ended December 31, 2006 as compared to $146,024 for the twelve month period ended December 31, 2005. The decrease in these expenses is due to a decrease in the amount of loan obligations subject to interest.

Our principle source of funding the three-month period ending December 31, 2006 were loans from related parties and our shareholders that are being provided for working capital purposes.

Sources of Liquidity

For the quarter ended December 31, 2006, we paid for operations through loan contributions from related parties and our shareholders. New borrowings from related parties and shareholders of $52,473 were provided to the Company to assist in the payment of its related expenses. We had notes Payable to related parties and shareholders of $747,205 and had other notes payable of $620,543 on December 31, 2006. We did issue 453,494 shares to retire certain loans and accrued interest and we also issued 62,500 shares of common stock to certain advisors and consultants as partial payment for services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the quarter ended December 31, 2006.

In comparison for the quarter ended December 31, 2005, we paid for operations through substantial loan contributions from related parties. New borrowings from related parties and shareholders of $1,171,292 were provided to the Company to assist in the payment of its related expenses. We had notes payable to related parties and shareholders of $1,347,897 and had other notes payable of $535,543 on December 31, 2005. We did issue 4,900,000 shares to retire certain loans and accrued interest and we also issued 2,811,000 shares of common stock to certain advisors and consultants as partial payment for services only and id not otherwise sell or issue any common stock for any other operating or investment activities during the quarter ended December 31, 2005.

Significant Accounting Policies

Basis of Financial Statement Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $20,255,084 of net losses for the period of April 18, 1995 to December 31, 2006. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company has continued its financing efforts but there can be no guarantee that financing will be available as it is needed or that it will be adequate.

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

The Company’s airline license is necessary for it to conduct operations. At present, the Company is planning on selling off or spinning off its Caribbean aviation subsidiaries in exchange for assumption of up to $1.5 million of existing liabilities and a substantial retained ownership position in the spun out entity. The retained ownership will be distributed as a stock dividend to the Company’s shareholders. The amount recognized from such a sale or spin out has been calculated to result in a gain from the sale of the subsidiaries and accordingly, it is unlikely that the amounts realized from such a sale will significantly differ from the amount currently carried on the Company’s books and records.

The Company currently exists of the parent corporation and two primary subsidiaries. Eastern Caribbean Airlines Corporation of Puerto Rico began operations in 2005 and Viva Air Dominicana S.A. of The Dominican Republic has continued its stage development activities in preparation for the commencement of operations. As mentioned in the preceding paragraph, plans are under way to sell or spin off Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. , on January 16, 2007, the Company announced closure on an asset purchase agreement with privately held River Hawk Aviation, Inc.. Accordingly, management expects the Company to operate as River Hawk Aviation, Inc. and to embark on a strategy of acquiring complementary aviation “niche” companies and to execute its plans to dispose of its Caribbean aviation airline subsidiaries. Accordingly, management believes the above to be the only significant or critical accounting policies currently in effect.

ITEM 7. FINANCIAL STATEMENTS

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2006

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)

INDEX

PAGE

INDEPENDENT AUDITORS’ REPORT	F2

CONSOLIDATED BALANCE SHEET	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F5-F6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8-F22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

River Hawk Aviation, Inc,
(Formerly Viva International, Inc.)

We have audited the accompanying consolidated balance sheet of River Hawk Aviation, Inc. (formerly Viva International, Inc.) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Hawk Aviation, Inc. (formerly Viva International, Inc.) at December 31, 2006 and the results of its’ operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 10, River Hawk Aviation, Inc. (formerly Viva International, Inc) is a defendant in several lawsuits alleging breach of contract. At this time, is not possible to predict the extent of the Company’s liability.

The accompanying financial statements have been prepared assuming that River Hawk Aviation, Inc. (formerly Viva International, Inc.) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs, P.C.
Kempisty & Company

Certified Public Accountants PC
New York, New York

April 20, 2007

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET

ASSETS
December 31,
2006
Current Assets
Cash	1,726

Total Current Assets	1,726

Fixed assets-net	2,972

Total Assets	4,698

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	3,495,110
Payroll taxes payable	13,758
Liabilities from discontinued operations-net
Notes payable	620,543

Notes payable-shareholders	706,406
Total Current Liabilities

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
December 31, 2005
Common stock, 25,000,000 shares authorized at $.001
par value; issued and outstanding 1,850,380 at December
31, 2006	1,851
Additional paid-in capital	15,689,604
Accumulated deficit	(20,629,269)

Stockholders' Equity	(4,937,814)
Total Liabilities and Capital	$4,698

See Notes to Financial Statements

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

Sales revenues	$-	$113,974

Cost of sales	-	328,959

Gross profit (loss)	-	(214,985)

General and administrative expenses	928,818	1,647,319
Compensation & services paid for in stock	330,000	551,460
Interest expense	132,249	146,024
	1,391,067	2,344,803

Loss from operations	(1,391,067)	(2,559,788)

Other income and expenses
Gain (loss) on sale of assets and subsidiary interests	-	(897,333)
Interest income	62	-
Losses from discontinued operations	(883,677)	-

Net loss	$(2,274,698)	$(3,457,059)

Net loss per common share	$(1.58)	$(6.33)

Weighted average shares outstanding	1,442,658	545,726
See Notes to Financial Statements.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Capital in
	($0.001 par value)		($0.001 par value)		Excess of
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance December 31, 2004	1,139,236	$1,139	-	$-	$12,918,115	(14,897,500)	(1,978,246)

Common stock issued for
services	73,650	74	-	-	551,386	-	551,460

Common stock issued in
settlement of debt and
accrued interest	122,500	122	-	-	838267	-	838,389

Roundings	-	-	-	-	-	(2)	(2)

Loss for year ended
December 31, 2005	-	-	-	-	-	(3,457,059)	(3,457,059)

Balance December 31, 2005	1,335,386	$1,335	-	$-	$14,307,768	$(18,354,561)	$(4,045,458)

Common stock issued for Services	62,500	62	-	-	329,938	-	330,000

Common stock issued in settlement of debt and accrued interest	453,494	454	-	-	1,051,898	-	1,052,352

Loss for year ended December 31, 2006						(2,274,698)	(2,274,698)
Roundings							(10)

Balance December 31, 2006	1,851,380	1,851	-	-	15,689,604	(20,629,269)	(4,937,814)

See Notes to Financial Statements.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31, 2006	December 31, 2005

Operating Activities
Net loss from continuing operations	$(1,391,021)	$(3,457,059)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	330,000	551,460
(Gain) or loss on the sale of subsidiaries -		897,333
Adjustment-discontinued operations	(626,982)	-

Changes in operating assets and liabilities:
(Increase) decrease in receivables	6,476	(6,476)
(Increase) decrease in employee advances	140,986	(14,923)
(Increase) decrease in prepaid expenses and other assets	372,825	(6,576)
Increase (decrease) in accounts payable and accrued expenses	710,480	957,660
Increase (decrease) in taxes payable	(40,743)	(4,040)

Net cash (used) by operating activities	(497,979)	(1,579,954)

Investing Activities

Security deposit	-	(96,975)
Net cash provided (used) by investing activities	-	(96,975)

Financing Activities

Loans payable related parties and shareholders	495,861	1,171,292
Net cash provided by financing activities	495,861	1,171,292

(Decrease) in cash	(2,118)	(8,304)
Cash at beginning of period	3,844	12,148
Cash at end of period	$1,726	$3,844

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	-	$-
Income taxes (benefits)	-	$-

See Notes to Financial Statements.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1-ORGANIZATION AND OPERATIONS

River Hawk Aviation, Inc. (formerly Viva International, Inc) is currently comprised of its wholly owned subsidiaries: Viva Airlines, Inc., Hardyston Distributors, Inc. , CT Industries , Universal Filtration Industries , Eastern Caribbean Airlines Corporation and its 49% owned Viva Air Dominicana S.A. collectively (“the Company”).

Viva International, Inc. was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate was amended to change the name of the Company to Auxer Industries, Inc.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1-ORGANIZATION AND OPERATIONS (continued)

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

During June of 2003, The Auxer Group, Inc. changed its name to Viva International, Inc.

On March 14, 2005, Viva International, Inc. reorganized as a Nevada corporation.

On April 18, 1995, the Company acquired CT Industries, Inc. (“CT”), a New Jersey corporation.

On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. (“Universal Filtration”), a New York corporation.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1-ORGANIZATION AND OPERATIONS (continued)

  On April 22, 1999, the Company formed Hardyston Distributors, Inc. (‘Hardyston”) d/b/a The Mechanics Depot, a Nevada Corporation.

          On January 8, 2003, the Company entered into an agreement to exchange 7688 shares of the Company’s common stock for 100% ownership of Viva Airlines, Inc., a Puerto Rico corporation. In addition, the Company will issue 4 shares of common stock (valued at $4,480) and grant 21 shares of common stock at $80 per share to certain employees of Viva Airlines, Inc. Viva Airlines, Inc. had no assets at the time of the agreement but had a letter of intent to acquire a substantial ownership interest in a Dominican Republic based airline.

The Viva Airlines, Inc. subsidiary is a stage development company that expects to provide passenger and cargo services to various destinations from commercial hubs in Santo Domingo, Dominican Republic and San Juan, Puerto Rico. The Company commenced operations during 2005 but these were generally small charter flights between San Juan and Santo Domingo, Dominican Republic.

On September 26, 2006, the Company agreed to purchase essentially all of the assets of River Hawk Aviation, Inc. a privately held Texas corporation in a transaction providing for the payment of up to $2.5 million of cash and the issuance of 500.000 shares of Preferred Class A shares. On January 10, 2007, the Company amended this agreement to provide for the issuance of two promissory notes aggregating $2.5 million in lieu of the cash requirement and changed the shares issued to 3.5 million shares of common stock in lieu of preferred shares. Further details of the agreements have previously been provided via 8-K filings of September 26, 2006 and January 10, 2007 and are available for examination.

The asset acquisition agreement of the privately held River Hawk Aviation, Inc assets and business operations including customer contacts, lists, inventories, contracts and other required assets puts the Company into the wholesale and retail distribution of aviation spare parts and accessorites as well as provides it will the opportunity to provide aviation brokerage services. Privately held River Hawk Aviation, Inc. has operated at volumes approximating $1 to $1.8 million during each of the most recently completed three years ended December 31, 2006.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation/Going Concern

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20,405,084 for the period from April 18, 1995 to December 31, 2006 and had limited operating revenues during the period of January 8, 2003 through December 31, 2006 with the most recent operating revenues having been reported during the fiscal year ended December 31, 2005. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

            The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its aviation related business interests.. The Company plans to continue to engage in ongoing financing efforts.

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

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee advances

            The Company during 2005 and 2004 was unable to pay its employees with any consistency due to its lack of regular cash flows and its undercapitalization. It made certain payments to its employees in lieu of regular payroll as partial advances against earned wages. The Company expected that it would resume operations during 2006 or early 2007 but that has not occurred. The Company expected that upon resumption of operations it would begin to fund its obligations for previously earned payroll and it would then begin to recover the amounts advanced to employees as it began making payments against earned payroll. However, since the Company did not resume operations it now believes that the employee advances previously paid are most likely to be offset against any wages earned or claimed to be earned but unpaid and will not be recovered as such. Accordingly, these payments were adjusted during 2006 as a reduction of recorded liabilities for unpaid wages.

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

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 4- ACQUISITIONS

Acquisition of Telecommunications Switch Operations

            On August 24, 2000 the Company acquired two telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (which included imputed interest at 12% in the amount of $48,660). The Company placed these assets into its wholly owned subsidiary, Auxer Telecom, Inc. In December of 2000, Auxer Telecom started operations. The note is in default. The Company has neither the ability nor the intention to cure the default on this debt obligation. However, the Company hopes and expects to negotiate a favorable settlement with Colbie. During 2001 the Company closed down Auxer Telecom, Inc. and transferred its assets to Auxer, Inc. The Company determined the assets were impaired in 2002 and accordingly, they were written down by $299,159.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 4- ACQUISITIONS (continued)

Acquisition of Telecommunications Switch Operations (continued)

            The Company has not operated the switching equipment at any time during the years ended December 31, 2006 and 2005 respectively. Since the Company has defaulted on the underlying equipment indebtedness to Colbie, it is presumed that Colbie has taken possession of the asset as there has been no indication to the contrary. It is unlikely that the Company will seek to recover the asset pursuant to its attempts to negotiate a settlement with Colbie. Accordingly, the Company has removed the asset from its books and records. The asset’s basis, at time of removal from the books, was $249,334. In addition, the accumulated depreciation of the asset to the date the asset was removed from the books was $249,334. Accordingly, no gain or loss was recognized in the financial statements as a result of the Company’s adjustment.

Acquisition of minority interest in Dominican Republic Corporation

            On May 15, 2003, the Company, by and through its officers and directors, acquired a 49% interest in a Dominican Republic corporation that subsequently received name approval to be known as Viva Air Dominicana S.A. Under Dominican law foreign ownership in a domestic corporation is limited to 49%. To accommodate the acquisition of the shares in the corporation, Robert Scott (Currently our CFO) and Syed A. Hasan ( our former CEO/President) were designated as incorporators and each acquired 24 ½% of the outstanding common stock. Mr.. Scott and Mr. Hasan were by mutual agreement to assign their respective interests in Viva Air Dominicana to Viva International, Inc. Mr. Hasan failed to assign his shares and subsequent to his departure attempted to manipulate the ownership in such a fashion as to take control of Viva Air Dominicana S.A. Despite the attempts of Mr. Hasan, no harm was done to the interests of Viva International, Inc. The Company’s investment in the initial acquisition was limited to the payment of various legal and filing fees and is estimated to have been less than $5,000. Viva Air Dominicana S.A. was formed to apply for and to hold the airline operating certificate that will ultimately allow the Company to begin airline operations. Since 2003, the Company has: supported the development of various infrastructures within the Dominican Republic, has relocated employees to establish an office and presence as well as to interface with various governmental and commercial entities pursuant to the Company’s plan to obtain the airline operating certificate. Accordingly, the Company through Viva Air Dominicana is expected to receive all necessary governmental approvals to begin final preparations for the start of its airline operations. However, the Company is planning on merging its Caribbean subsidiary base with an aviation group of former consultants and their associates to allow for the potential resumption of airline services.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 5-  ACCOUNTS RECEIVABLE

   At December 31, 2005, the Company had written off all calculated benefits and accounts receivable that were recognized in connection with various agreements that provided for our inactive subsidiaries to be absorbed by private holding companies that were planning to go public. In each instance, the parties were financially unable to pay for the cost of taking their enterprises public and over time began to show less interest in absorbing the Company subsidiary.

            As a consequence, the Company is likely to dissolve our inactive subsidiaries rather than pursue an opportunity to sell or spin off these shells to other prospective entrepreneurs or investors. However, at December 31, 2006 no efforts to effectuate a dissolution of our inactive subsidiaries has taken place.

Note 6-  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable-trade	$816,287
Customer deposits	30.000
Accrued salaries	1,430,343
Accrued expenses	924,999
Accrued interest	332,280
$3,533,909

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 7- Debt

The following is a summary of debt at December 31, 2006:

Colbie Pacific Capital

Notes payable to Colbie Pacific Capital, due August 1,
2001, payable in 10 monthly principal and interest
payments of $10,000 and 1 principal and interest
payment of $458,000, secured by equipment. The note
is currently in default. Accordingly, this debt is
recorded as a current obligation.	$535,523

Notes payable to Related Parties or Shareholders

The Company has borrowed $832,205 at 8% interest from a number of related parties and shareholders. The company has issued a promissory note for each lender and has affixed a short expiration agreement on the promissory notes to encourage active participation with each related party or shareholder who has expressed a willingness to assist our Company. All of the existing note agreements are scheduled to expire on December 31, 2007 but will continue beyond this date unless demand for payment is made. Should such demand be made and the Company is unable to satisfy the demand by a cash payment the note holder can request that payment be made in Company shares of common stock according to a formula as described in the note instruments.

To date there have been no principal or interest payments made on the notes that were outstanding as of December 31, 2006.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 8- INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled. As of December 31, 2006, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

The Company has net operating loss carry forwards for income tax purposes of approximately $20,300,000 at December 31, 2006. These carry forward losses are available to offset future taxable income, if any, and expire beginning in 2014. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more that 50%.

Deferred tax asset at December 31, 2006	$8,100,000
Valuation allowance	(8,100,000)
Net deferred tax assets	$-

         The Company recognized no income tax benefits for the loss generated for the periods through December 31, 2006.

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

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Note 10- COMMITMENTS AND CONTINGENCIES

Litigation & Governmental proceedings

The Company has several legal matters that have not been resolved as of the date of the financial statements and as of April 9, 2007 the date of this report and for which exposure to liability may exist.. Among the unresolved legal matters are thr following:

1).Ivan Figueroa versus Eastern Caribbean Airlines and Viva International, Inc. has continued without resolution and Mr. Figueroa claims that he has suffered $5 million in damages due to an alleged breach of an agreement entered into with Eastern Caribbean Airlines and Viva International, Inc.. This claim continues to be governed through the court system in Puerto Rico. Recently, the Company’s counsel handling this litigation withdrew from his representation due to a failure to make satisfactory payments or arrangements to pay for his services. Company has engaged new counsel to continue its representation in this matter as mandated by the Courts. Management believed that this matter could be resolved without significant cost and exposure but due to the change in counsel has not had an opportunity to assess the opinion of new counsel in assessing the reasonableness of its beliefs. Accordingly, there is no absolute certainty that this matter can be resolved in a reasonable period of time nor is there any reason to believe that that this matter can be handled outside the jurisdiction of the Court system.. Due to this uncertainty the potential for an adverse result and a material effect on the Company is possible. .

2). Syed Hasan versus Viva International, Inc. and Eastern Caribbean Airlines Corporation has not been resolved and could result in an adverse result. Although the Company has recorded certain liabilities on its books pursuant to the Hasan legal matter, it does not currently have the ability to settle the claim from available assets. The Company’s legal representation has recently withdrawn due to lack of payment and has not yet been replaced..

3). Francisco J. Sepulveda vs. Viva International, Inc. represents a charge of discrimination made before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin. Despite the Company’s claim that this charge is without merit it is conceivable that the EEOC could rule differently and accordingly, the Company is at risk for potential fines and awards that could be made in favor of Mr. Sepulveda.

4. Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation---Mr. Amador Martinez has filed a claim with the Labor Department of Puerto Rico for unpaid wages and vacation pay. Mr. Amador Martinez was dismissed for cause. The Labor Department has ruled in favor of the employee but a mediation of conflicts conference has been scheduled for May 31, 2007. The amount of potential exposure in this matter is less than $5,000 and has previously been recorded to the books. Since this claim is in an ongoing status there can be no assurances that the claim will be settled as expected or that the mediation of conflicts conference will be favorable to the Company.

5. Zandra G. Fox-Gascott vs. Viva International, Inc.—Ms. Fox-Gascott has filed a charge of discrimination before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin and sex. The Company has provided information refuting the claim of Mr. Fox-Gascott but no formal report of examination has been issued. The Company believes this claim is without merit but is concerned that, at present, there is another claim with EEOC that is outstanding and this could influence the examiner to rule unfavorably against the Company and thus subject it to potential fines and awards that could be made in favor of Ms. Fox-Gascott.

Should an adverse judgment result from any of the above matters, it could have the effect a material adverse effect on the Company’s financial postion and results of operations.

Leases

         The Company rents airport hangar office space and storage on a month to month basis at the airport in San Juan, Puerto Rico. The Company began renting this space in December of 2004 and is currently obligated for monthly rent of $1,300. At December 31, 2006, the Company was 3 months in arrears of its lease obligation and was discussing various options with the landlord to settle this debt.

The Company rents office spaces in Michigan on a month to month basis at the rate of $1,164 per month. Executive office space is leased on a month to month basis at a rate of $475 plus utilities and general offices are leased under a one year agreement that expires on June 1, 2007 at a rate if $689 plus utilities. The Company plans to continue providing various accounting, financial, management and corporate support services from Michigan but expects that it will consolidate its office space requirements at a single location. Accordingly, the Company does not intend to renew the lease on its general offices. During 2006, approximately $15,000 in occupancy costs were paid for the utilization of the Company’s Michigan offices.

There are no long term lease commitments in effect at December 31, 2006.

Note 11- REVERSE STOCK SPLIT

On February 6, 2007, the Company effected a 1 for 40 reverse stock split. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 12- STOCK OPTION PLAN

The Company has a Stock Option Plan (the “Plan”) under which selected individuals may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares available for issuance under the Plan is twenty five million shares which has been reduced to 781 shares as a result of the most recent reverse stock split combined with that of a previous reverse stock split. Under the plan, the option exercise price may be more, equal to or less than the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid in capital.

           At December 31, 2006, there are no stock options outstanding.

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

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 13- STOCKHOLDER’S EQUITY

Preferred stock

The preferred stock is convertible at any time, at the holder’s option, into shares of the Company’s common stock at the rate of ten shares of common stock for each share of preferred stock.

          Accordingly, at December 31, 2006, there are no shares of preferred stock outstanding.

Common stock

During the year ended December 31, 2005 the Company issued 73,650 shares of common stock as payment for $551,460 of services and issued 122,500 shares of common stock as settlement of $838,389 of notes payable and accompanying accrued interest.

During the year ended December 31, 2006, the Company issued 62,500 shares of common stock as payment for $330,000 of services and issued 453,494 shares of common stock as settlement of $1,052,352 of notes payable and accompanying accrued interest.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 14- OTHER MATERIAL DISCLOSURES AND SUBSEQUENT EVENTS

          Cool Travels, Inc. and Eastern Caribbean Airlines Corporation

On February 9, 2005, Viva International, Inc. by and through its newly formed Puerto Rican subsidiary, Eastern Caribbean Airlines Corporation (corporate charter approved on March 18, 2005) entered into a purchase option/joint venture agreement with Cool Travels, Inc. d/b/a San Juan Aviation. Under the terms of the agreement, Eastern Caribbean Airlines Corporation gains immediate control of the airline charter operation of Cool Travels, Inc. in exchange for the assumption of approximately $300,000 in underlying indebtedness. All debts are subject to audit verification. The purchase price gives the Company and its subsidiary immediate access to all licensing rights, utilization of any and all aviation equipment, control of the files, data base, customer lists, goodwill and any and all other related assets. At December 31, 2005, Eastern Caribbean Airlines Corporation has obtained its own airline operating license (Charter license FAA 135) and terminated its agreement with Cool Travels, Inc. d/b/a San Juan Aviation. As a result, Eastern Caribbean Airlines Corporation has reduced its obligation to assume $300,000 in debts to amounts paid during the period governed by the combined operations of Eastern Caribbean Airlines and Cool Travels, Inc. Since Eastern has acquired its own airline operating license, it has allowed for the return of the Cool Travels, Inc. license to the corporation and its owners. A further discussion of this matter is provided in legal proceedings.

Closure of Asset Purchase Agreement

On January 16, 2007, the Company announced the closing of its agreement with privately held River Hawk Aviation, Inc. of San Antonio, Texas to purchase and acquire substantially all of the assets of River Hawk.

Assets of River Hawk included in the purchase are, among other things; all tangible personal property and all inventories, including a SAAB 340A Aircraft and aircraft engines and other mechanical aviation components and parts, contracts, customer lists and contacts, government authorizations and pending applications therefore or renewals thereof, in each case to the extent transferable, data and records related to the operations of River Hawk and all the intangible rights and property of River Hawk including its Trade name. The asset purchase agreement provides for cash and/or securities approximating $2.5 million.

Transfer of the operations of River Hawk has taken place and business activities have been conducted resulting in the recognition of revenues and the payment of related expenses. However, the inventory and the underlying assets continue to be privately held awaiting satisfaction of certain terms and conditions of the asset purchase agreement.

In recognition of the closure of the asset purchase agreement, on February 6, 2007 the Company changed its name from Viva International, Inc. to River Hawk Aviation, Inc.

         Discontinued operations

          Concurrent with the closure of the asset purchase agreement and the Company name change, management has changed its corporate direction towards the acquisition of aviation “niche” companies with ongoing operations, profitability and cash flows and away from the development of start up companies. This shift is managerial direction has resulted in management’s decision to discontinue operations at our subsidiary locations in Puerto Rico and the Dominican Republic. From a strategical standpoint, management believes that the continuation of operations in Puerto Rico and the Dominican Republic would interfere with its ability to attract capital to pursue acquisitions and would require an allocation of existing available funds with an unlikely expectation of return. Accordingly, management is discussing various options designed to accommodate a possible spin out of the Caribbean subsidiaries in exchange for consideration that may take the form of debt reductions or adjustments and a continuing ownership participation in the spin out.

At December 31, 2006, management has accounted for this event as a loss from discontinued operations. Included within the losses is an estimated reserve for costs and expenses associated with the closure of the existing offices.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers as of December 31, 2006, are set forth below.

NAME	AGE	POSITIONS

Calvin Humphrey	59	Chairman of the Board, Chief Executive Officer

Robert J. Scott	57	Chief Financial Officer, Secretary/Treasurer, Director

Roger Larreur	41	Director

James Paquette	58	Director

Calvin Humphrey joined the Company as a Director on August 14, 2006 and became the Company’s Chief Executive Officer on September 27, 2006 succeeding interim Chief Executive Officer Rodolfo Dominguez (who served as the Company CEO during the period of August 3, 2006 through September 26, 2006). Recently, Mr. Humphrey has operated privately held companies specializing in wholesale and retail distribution of aircraft parts and accessories. Mr. Humphrey has in excess of 37 years experience in aviation and related service industries. Mr. Humphrey has held executive positions with BAE Systems, Embraer Aircraft and Fairchild Aircraft. Mr. Humphrey has also served as the Chief Executive Officer of several regional air carriers including Northcoast Executive Airlines and Jetstream International Airlines.

Robert J. Scott joined the Company as a Director and as President & Chief Executive Officer in addition to acting as the Company’s Chief Financial Officer and Secretary & Treasurer in January of 2003. He continued in each of these posts until August of 2003 when Stuart Carnie joined the Company as the Chief Executive Officer and President. Mr. Carnie left the Company in February of 2004 and Mr. Scott reassumed the positions of Chief Executive Officer and President and held these posts until July 15, 2004.

On July 15,2004, Syed (Oscar)Hasan assumed the posts of Chief Executive Officer and President succeeding Mr. Scott in these posts. On March 9, 2006, Mr. Hasan’s resignation as Chief Executive Officer and President was accepted by the Board of Directors. Mr. Hasan was also dismissed from the Board of Directors. Mr. Scott was appointed to the posts of Chief Executive Officer and Rodolfo Dominguez was appointed as the President.

On August 3, 2006, Rodolfo Dominguez having been as a Director since July 15, 2004 and President since March 9, 2006 accepted appointment as interim Chief Executive Officer on August 3, 2006 and served in this capacity until September 27, 2006 at which time he was succeeded by Calvin Humphrey. Mr. Dominquez also resigned from the Board on September 27, 2006.

.

Our directors and officers as of April 9, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position

Calvin Humphrey	59	Chief Executive Officer, and Director

Robert J. Scott	57	Chief Financial Officer , Secretary/Treasurer and Director

James Paquette	58	Director

Roger Larreur	41	Director

Calvin Humphrey has served as a Director since August 14, 2006 and became the Company’s Chief Executive Officer on September 27, 2006. Mr. Humphrey’s has held responsible executive positions in public and private aviation companies in a 37 year career. Mr. Humphrey has held executive positions with BAE Systems, Embraer Aircraft and Fairchild Aircraft in addition to having served as President and Chief Executive Officer of regional air carriers Northcoast Executive Airlines and Jetstream International Airlines. Most recently, Mr. Humphrey has operated as a wholesale and retail distributor of aircraft parts and accessories from privately owned businesses in San Antonio, Texas.

Robert J. Scott has served as a Director and Chief Financial Officer since January 15, 2003. At various times since 2003, Mr. Scott has also filled the positions of President and Chief Executive Officer most recently serving as the Chief Executive Officer during the period of March 9, 2006 through August 3, 2006. From January 15, 2003 to July 15, 2004, Mr. Scott was our sole director.

From May 2002 until January 2003, Mr. Scott was the Secretary and Treasurer of Renegade Venture Corporation (now known as Global Aircraft Solutions, Inc (OTCBB:GACF). He was responsible for all financial and accounting aspects of such business.

From May 2002 until January 2003, Mr. Scott was Chief Financial officer of Hamilton Aerospace Technologies, Inc. (a wholly owned subsidiary of Renegade Venture Corporation now known as Global Aircraft Solutions, Inc). He was responsible for all financial and accounting aspects of such business.

Mr. Scott has operated a consulting firm since 1990 specializing in tax, accounting, financial and management consulting.

In 1971, Mr. Scott received his Bachelor of Science degree in Business Administration from Michigan Technological University.

Roger Larreur is Director of Sales & Marketing for Canada and the Eastern United States for Swissport, USA, Inc. Swissport International, Ltd. is the leading service provider in the global ground and cargo handling business. Previous to this, Mr. Larreur has held management and executive positions with American Trans Air, Maxmar Aviation Consulting, Paradise Airlines d/b/a Continental Connection, Gulfstream International Airlines d/b/a Continental & United Connection, Alitalia Airlines, Pan Am Express Airways, and Braniff Airlines.

James Paquette is a principal and managing member of Flight Test Associates, LLC of Tucson, Arizona. Flight Test Associates, LLC was originally organized to meet demands created by a government requirement to modify A-37’s for airborne intercept in Peru & Columbia. Flight Test Associates develops prototype systems, performs systems integration and manned and unmanned aircraft modifications, as well as flight test and flight operations support services. Previous to this, Mr. Paquette was a Vice President for Government Programs and Special Missions for Zenith Aviation and had held responsible positions with Aeromet, Singer/Litton Industries and Texas Instruments.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

We have not filed a Form 5 for our fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief Executive Officer in 2006, and to our executive officers who were serving as of December 31, 2006, whose salary and bonus during fiscal 2006 exceeded $100,000 or we determine that disclosure should be made.

Summary Compensation Table

Name & Principal Position	Year	Salary

Calvin Humphrey	2006	$58,716
Chief Executive Officer

Robert J. Scott	2005	$225,000
Chief Financial Officer

Mr. Humphrey joined the Company as its Chief Executive Officer on September 27, 2006 at an annual salary of $225,000. The compensation table above indicates the pro rata portion of salary earned by Mr. Humphrey during 2006. Mr. Humphrey has not been paid his earned salary as of December 31, 2006.

As of December 31, 2006, Mr. Scott is owed $225,000 for 2006. 2005 and 2004 and has remaining amounts due for services of $95,950 from 2003. On December 7, 2004, the Company issued 1,000,000 shares of its common stock and retired $120,000 of compensation earned by Mr. Scott during 2003.

Mr. Humphrey and Mr. Scott have not been paid during the period of December 31, 2006 through April 20, 2007.

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2006, to each person named in the Summary Compensation Table.

Option/SAR Grants In The Last Fiscal Year

None

Long-Term Incentive Plans-Awards In Last Fiscal Year

None

Executive Employment Agreements:

There are presently no employment agreements in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
The following table sets forth information regarding River Hawk Aviation, Inc. (formerly Viva International, Inc.) common and preferred stock beneficially owned on April 20, 2007, for (i) each shareholder known by the River Hawk Aviation, Inc. (formerly Viva International, Inc.) to be the beneficial owner of 5% or more of the River Hawk Aviation, Inc.(formerly Viva International, Inc.) outstanding common and preferred stock, (ii) each of the River Hawk Aviation, Inc. (formerly Viva International, Inc.) executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the disposition of such security. A person is also a beneficial owner of any security of which the person has the right to acquire beneficial ownership within 60 days. At April 20, 2007, there are 1,859,300 shares of common stock outstanding and -0- shares of preferred stock outstanding.

Class of Security- Common Stock

Name of Beneficial Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership

(i):

ECJ Holdings Trust 10127 E. Grand View Court Traverse City, MI. 49686	230,569	12.45%

(ii):

Robert J. Scott	26,281	1.42%

Calvin Humphrey 954 Business Park Drive, Suite #4 Traverse City, MI. 49686	2,500.14%

(iii):

All Executive Officers and Directors	28,781	1.56%
as a Group (2 persons)

Class of Security-# of Preferred Shares
Convertible to common at 10 for 1

The preferred stock is convertible to common stock on the basis of 1 for 10. Percentages are calculated in common stock equivalents.

No shares are outstanding at 12/31/06 or 4/20/07.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ECJ Holdings Trust is an irrevocable trust created in April, 2004 by the Company’s former President& CEO to hold shares of the Company. The shares previously held in a preferred stock certificate and were converted into common shares during 2004. The ECJ Holdings Trust liquidated approximately 10,000 of shares during 2005 and 2004. By the mutual agreement of the Trustee and various taxing authorities, the Trust has allocated the majority of the liquidation proceeds to pay certain payroll tax liabilities for which the former President & CEO may have been held personally responsible. The Company has issued a promissory note bearing 8% interest to the Trust for the payroll tax liabilities that were paid.

ITEM 13. EXHIBITS.

Method of Filing	Exhibit Number	Exhibit Title

Filed herewith	14	Code of Ethics

	31.1	Certification of Calvin Humphrey pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	31.2	Certification of Robert Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Calvin Humphrey pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32,2	Certification of Robert Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered for the fiscal year 2006 by Kempisty & Company, CPA’s, P.C. for the audit of River Hawk Aviation (formerly Viva International, Inc) annual financial statements and review of financial statements included in River Hawk Aviation, Inc. (formerly Viva International, Inc ) forms 10QSB was $40.000.

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. for the audit of River Hawk Aviation (formerly Viva International, Inc.) annual financial statements and review of financial statements included in River Hawk Aviation, Inc. (formerly Viva International, Inc.) forms 10QSB was $30,000.

(2) Audit-Related Fees

The aggregate fees billed for professional services rendered for the fiscal year 2006 by Kempisty & Company, CPA’s, P.C. for assurance and related services that are reasonably related to the performance of the audit or the review of River Hawk Aviation, Inc. (formerly Viva International, Inc.) financial statements and are not reported in item 14(1) above was $0.00.

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. for assurance and related services that are reasonably related to the performance of the audit or the review of River Hawk Aviation, Inc. (formerly Viva International, Inc.) financial statements and are not reported in item 14(1) above was $0.00.

(3) Tax Fees

The aggregate fees billed for professional services rendered for the fiscal year 2006 by Kempisty & Company, CPA’s, P.C. for tax compliance, tax advise, and tax planning was $-0-.

The aggregate fees billed for professional services rendered for the fiscal year 2005 by Kempisty & Company, CPA’s, P.C. for tax compliance, tax advise, and tax planning was $-0-.

(4) All Other Fees

The aggregate fees billed for professional services rendered for the fiscal year 2006 by Kempisty & Company, CPA’s, P.C. not otherwise disclosed in Items 14(1)-(3) above was $0.00.

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

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.

By:	/s/Calvin Humphrey
Calvin Humphrey
Chief Executive Officer and Director

Dated: April 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Calvin Humphrey	Chief Executive Officer, and Director	April 20, 2007