Form 10QSB
period 2007-03-31
RIVER HAWK AVIATION INC
filed 2007-05-21
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number #00-30440

RIVER HAWK AVIATION, INC
(FORMERLY VIVA INTERNATIONAL, INC.)
(Exact name of small business issuer as specified in its charter)

NEVADA	22-3537927
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

954 Business Park Drive
Suite #4
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date:1,851,380 shares of common stock, $0.001 par value, as of May 18, 2007.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)

FORM 10-QSB

FOR THE QUARTER ENDED March 31, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	PAGE

Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet March 31, 2007	3

	Condensed Consolidated Statements of Operations	4
Three months ended March 31, 2007 and 2006

	Condensed Consolidated Statements of Cash Flows	5
Three months ended March 31, 2007 and 2006

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I

FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of River Hawk Aviation, Inc. (Formerly Viva International, Inc.) and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2006.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET
(unaudited)
March 31,
ASSETS	2007
Current Assets
Cash	$4,315

Total Current Assets	4,315

Fixed Assets, net of depreciation	2,635

Total Assets	$6,950

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$3,727,546
Payroll taxes payable	13,758
Notes payable	610,543
Notes payable-shareholders	744,606
Liabilities in excess of assets from
discontinued subsidiary operations	125,253
Total Current Liabilities	5,221,706

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
March 31, 2007	-
Common stock, 25,000,000 shares authorized at $.001
par value; issued and outstanding 1,851,380 at
March 31, 2007	1,851
Additional paid-in capital	15,689,604
Accumulated deficit	(20,906,211)

Stockholders' Equity	(5,214,756)
Total Liabilities and Capital
$6,950

See Notes to Financial Statements

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)

Sales revenues	$0	$0

Cost of sales	0	0

Gross profit (loss)	0	0

General and administrative expenses	222,620	524,665
Interest expense	29,964	36,112
	252,584	560,777

	(252,584)	(560,777)

Loss from discontinued operations	24,358	157,337

Net loss	$(276,942)	$(718,114)

Net loss per common share	$(0.15)	$(0.63)

Weighted average shares outstanding	1,851,380	1,140,342

See Notes to Financial Statements.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Operating Activities	(unaudited)	(unaudited)
Net loss from continuing operations	$(252,584)	$(560,777)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	337	1,010

Payment for services in company stock	-	330,000
Loss from discontinued operations	(24,358)	(157,337)

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses and other assets	-	(7,783)
Increase (decrease) in accounts payable and accrued expenses	250,994	229,097
Increase (decrease) in taxes payable	-	1,069

Net cash (used) by operating activities	(25,611)	(164,721)

Investing Activities
Acquisition of fixed assets	-	(1,045)

Net cash provided (used) by investing activities	-	(1,045)

Financing Activities
Loans payable related parties and shareholders	28,200	162,386

Net cash provided by financing activities	28,200	162,386

Increase (Decrease) in cash	2,589	(3,380)
Cash at beginning of period	1,726	3,844
Cash at end of period	$4,315	$464

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$--	$-
Income taxes (benefits)	$--	$-

See Notes to Financial Statements.

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

Note 1-
The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of River Hawk Aviation, Inc. (formerly Viva International, Inc.) and subsidiaries (collectively, the “Company”) as of March 31, 2007 and their results of operations and the statement of cash flows for the three month periods ended March 31, 2007 and 2006. Results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31,2007. All material inter-company balances and transactions have been eliminated in consolidation.

Note 2-
Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended March 31, 2007 and 2006 since there was no dilutive effect of potential common shares.

Note 3-
During the year ended December 31, 2006 the Company: issued 62,500 shares of common stock as payment for $330,000 of services provided by professional consultants and: issued 453,494 shares of common stock in settlement of $1,052,352 of notes payable and accrued interest.

Note 4-
        The Company has several legal matters that have not been resolved as of the date of the financial statements and as of May 18, 2007 the date of this report and for which exposure to liability may exist. Among the unresolved legal matters are the following:

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

        4). Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation---Mr. Amador Martinez has filed a claim with the Labor Department of Puerto Rico for unpaid wages and vacation pay. Mr. Amador Martinez was dismissed for cause. The Labor Department has ruled in favor of the employee but a mediation of conflicts conference has been scheduled for May 31, 2007. The amount of potential exposure in this matter is less than $5,000 and has previously been recorded to the books.

        5). Zandra G. Fox-Gascott vs. Viva International, Inc.—Ms. Fox-Gascott has filed a charge of discrimination before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin and sex. The Company has provided information refuting the claim of Mr. Fox-Gascott but no formal report of examination has been issued.

Should an adverse judgment result from any of the above matters, it could have a material adverse effect on the Company’s financial position and results of operations.

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
Note 5-
Other material disclosures of the Company include the following:

(1) On February 9, 2005, Viva International, Inc. by and through its newly formed Puerto Rican subsidiary, Eastern Caribbean Airlines Corporation (corporate charter approved on March 18, 2005) entered into a purchase option/joint venture agreement with Cool Travels, Inc. d/b/a San Juan Aviation. Under the terms of the agreement, Eastern Caribbean Airlines Corporation gains immediate control of the airline charter operation of Cool Travels, Inc. in exchange for the assumption of approximately $300,000 in underlying indebtedness. All debts are subject to audit verification. The purchase price gives the Company and its subsidiary immediate access to all licensing rights, utilization of any and all aviation equipment, control of the files, data base, customer lists, goodwill and any and all other related assets. At December 31, 2005, Eastern Caribbean Airlines Corporation has obtained its own airline operating license (Charter license FAA 135) and terminated its agreement with Cool Travels, Inc. d/b/a San Juan Aviation. As a result, Eastern Caribbean Airlines Corporation has reduced its obligation to assume $300,000 in debts to amounts paid during the period governed by the combined operations of Eastern Caribbean Airlines and Cool Travels, Inc. Since Eastern has acquired its own airline operating license, it has allowed for the return of the Cool Travels, Inc. license to the corporation and its owners. A further discussion of this matter is provided in legal proceedings.

(2) On January 16, 2007, the Company announced the closing of its agreement with privately held River Hawk Aviation, Inc. of San Antonio, Texas to purchase and acquire substantially all of the assets of River Hawk.

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

Transfer of the operations of River Hawk is in process as of May 18, 2007 the date of this report but no revenue nor expense related to the operations of River Hawk have been recorded as of the March 31, 2007 and the three months then ended. The inventory and the underlying assets continue to be privately held awaiting satisfaction of certain terms and conditions of the asset purchase agreement. The completion of the transfer of the operations as well as the underlying inventory and assets of River Hawk is planned for the quarter ended June 30, 2007.

In recognition of the closure of the asset purchase agreement, on February 6, 2007 the Company changed its name from Viva International, Inc. to River Hawk Aviation, Inc.

       (3) Concurrent with the closure of the asset purchase agreement and the Company name change, management has changed its corporate direction towards the acquisition of aviation “niche” companies with ongoing operations, profitability and cash flows and away from the development of start up companies. This shift is managerial direction has resulted in management’s decision to discontinue operations at our subsidiary locations in Puerto Rico and the Dominican Republic. .

        At December 31, 2006, management accounted for this event as a loss from discontinued operations. Included within the losses is an estimated reserve of $150,000 for costs and expenses associated with the closure of the existing offices.

        (4) On March 9, 2006, former Chief Executive Officer and President Syed Hasan left the Company to pursue other interests. At the time of Mr. Hasan’s departure from the Company he had not assigned a corporate share interest evidencing 22 1/2 % shareholder interest in Viva Air Dominicana, S.A. Mr. Scott also holds a 22 1/2 % interest in Viva Air Dominicana, S.A. which has been assigned to the Viva International, Inc. In management’s opinion, the lack of Mr. Hasan’s assignment of the shareholder interest to Viva International, Inc. does not impair the ability of the Company to control the activity of the subsidiary corporation nor does it entitle Mr. Hasan to sell, transfer or assign the shareholder interest to a 3rd party. By Dominincan law, foreign ownership of a Dominican corporation is limited to 49% of the outstanding ownership interest in the corporation. Mr. Hasan’s unassigned interest can by appropriate corporate procedure, as mandated by Dominican law, and a vote of the remaining shareholders by reduced and/or eliminated since he no longer has any role in the organization. Mr. Scott and the Company intend to require appropriate corporate procedure, meeting and resolution adjusting the ownership of Viva Air Dominicana, S.A. as was always intended and to correct and amend the shareholder positions accordingly. On May 10, 2007 the Company agreed to sell its equity stake in Viva Air Dominicana S.A. The purchasing entity is aware of the above Dominican laws and the history of the Company’s equity stake holdings through its officers (Scott & Hasan) and has determined to its satisfaction that the Company has the ability to transfer its ownership (or right to ownership) and corresponding control (see note 5 for additional discussion).

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

Note 6-
On May 10, 2007 the Company completed a stock purchase agreement with privately held Southland Holding Corp. that provides for the sale of all of its equity interest in its Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiaries in exchange for the assumption of certain recorded liabilities having an aggregate value of approximately $1.25 million by Southland. In addition, Southland has assumed any damages awarded against River Hawk Aviation, Inc. (formerly Viva International, Inc.) in the outstanding litigation matter of Ivan Figueroa versus Eastern Caribbean Airlines Corporation and Viva International, Inc.

Note 6- The consolidated financial statements of the Company consisting of the balance sheet, statement of operations and statement of cash flows for the three month period ended March 31, 2006 have been restated to reflect comparable determination and presentation of the effect of the Company’s decision during the fourth quarter of the year ended December 31, 2006 to discontinue its subsidiary operations at their Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiaries.

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

Introduction

River Hawk Aviation, Inc. (formerly Viva International, Inc). is a holding company that consists of (2) two wholly owned subsidiaries: Viva Airlines, Inc. and Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A. The Company has an agreement in place to acquire privately held River Hawk Aviation, Inc. of San Antonio and has begun transitioning in the operations of River Hawk Aviation, Inc. pursuant to the expected finalization of/and satisfaction of the terms and conditions of the existing agreement between the parties. . The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations. The Company announced on May 10, 2007 that it has agreed to a stock agreement with privately held Southland Holding Corp. whereby it will transfer its equity holdings in Eastern Caribbean Airlines Corporation and its 49% interest in Viva Air Dominicana S.A.in exchange for the assumption of approximately $1.25 million in liabilities and an agreement to assume any damages awarded against the Company in the outstanding litigation matter of Ivan Figueroa versus Eastern Caribbean Airlines Corporation and Viva International, Inc. (now known as River Hawk Aviation, Inc.)

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had sales of $0 for the three months ended March 31, 2007 as compared to sales of $0 for the three months ended March 31, 2006. The Company and its subsidiaries have not had operating revenues since the quarter ended December 31, 2005. In 2005 through its subsidiary Eastern Caribbean Airlines the Company was able to provide air charter services during an approximate 6 to 7 month period. However, it became necessary for the Company to discontinue operations as the aircraft it had been using under various agreements was unable to continue to be used until various FAA mandated maintenance checks and procedures were performed. The owner of the aircraft and the Company were unable to agree on the allocation of any costs and expenses in connection with the scheduled maintenance checks as well as any other required procedures to certify the air worthiness of the aircraft. Accordingly, operations were curtailed until replacement aircraft could be added to the Company’s airline operating certificate. Even though the Company was able to procure replacement aircraft, it was unable to obtain final FAA approval to resume flight operations despite a significant allocation of available manpower and capital. Pursuant to a reorganization, the Company is completing the acquisition of aviation parts wholesale and retail distributor and has executed an agreement providing for the sale of its equity interests in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A..

River Hawk Aviation, Inc. (formerly Viva International, Inc). had net losses of $276,942 for the three months ended March 31, 2007 as compared to net losses of $718,114 for the three months ended March 31, 2006. The decrease in net losses is primarily attributable to a reduction of expenses during a period of reorganization including the discontinuation of operations in its Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiary combined with the non-renewal of various consultant agreements that resulted in $330,000 of professional fees and services incurred in the quarter ended March 31, 2006.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had general administrative expenses of $222,620 for the three for the three months ended March 31, 2007 as compared to general administrative expenses of $524,665 for the three months ended March 31, 2006. The decrease in these expenses is primarily attributable to $330,000 of professional fees and services incurred in the quarter ended March 31, 2006 under various consulting agreements not being renewed in 2007..

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had interest expenses of $29,964 for the three months ended March 31, 2007 as compared to $36,112 for the three months ended March 31, 2006. The decrease in expense resulted from a reduced amount of new borrowings combined with the Company’s issuance of common stock during 2006 in settlement of various debt obligations including accrued interest.

As previously mentioned, the Company is in the process of reorganization as it shifts its focus and holdings from acquisition and development of airlines and related companies (start ups) to acquisition and expansion of existing aviation “niche” companies (operating entities with positive cash flows, profits and expansion of revenue potential).
Accordingly, its holdings are in the process of adjustment as it completes its acquisition of privately held River Hawk Aviation, Inc. of San Antonio, Texas including the transition of ongoing sales and operations combined with the agreement of May 10, 2007 to sell its equity interest in Eastern Caribbean Airlines Corporation and Viva air Dominicana S.A. to Southland Holding Corp.

Management has revised its business plan and strategy to concentrate its effort on creating opportunities and strategic relationships with existing operating aviation related companies and to divest itself of the ongoing development of airlines from start-up through the various stages of development. Management further acknowledges that it has been hampered in the past by inadequate capitalization, governmental delays and compliance issues, inadequate human and consultant resources, and its failure to procure sufficient aviation equipment as previously promulgated. However, management believes that its recent organization efforts will make it more attractive in its efforts to obtain the necessary capital to make acquisitions and support relationships in its quest to grow the company and its holdings.

Through the prudent management of its available resources, Management believes that it has kept its costs and expenses under control and continues to seek cost saving strategies wherever possible.

Liquidity and Capital Resources

At March 31, 2007, the Company had $4,315 in cash. Since inception the Company has accumulated a deficit of approximately $20,900,000.

Our principal source of funding for the three month period ending March 31, 2007 was $28,200 of loans from shareholders and officers that are being provided for working capital purposes during our reorganization efforts.

As of March 31, 2007, $744,606 of loans that have been provided for working capital purposes from shareholders and officers are outstanding and a liability of the Company.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) is seeking to obtain approximately $6 to $7 million in financing that will be used to fund acquisitions of “niche” aviation companies as well as to provide needed working capital. The company is seeking to bridge its financing requirements by obtaining a $1 million loan that will be used partially for acquisitions and partially for working capital. Additional requests for financing will be tendered on the basis of specific targeted acquisitions, joint ventures and equipment that are by design intended to facilitate the growth of the Company’s holdings and operations. Management believes that the recent sale of its equity interests in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. will enable it to obtain the capital it believes that it needs to implement its business plans.

Management continues to believe that it can incrementally raise capital on a project by project basis utilizing its convertible debentures via private placement. Under this method of financing, the Company could conceivably break its projects (or acquisitions) into funding requests of as little as $150,000 capital funding increments. Management is disappointed that its efforts to raise capital by this method have not yet enjoyed success but believes that the lack of success to date has been largely due to engaging investment bankers who have failed to exercise the requisite amount of effort necessary to close on private placement transactions. Further, reliance upon these individuals and firms resulted in the failure to obtain $150,000 of project financing that was promised and the failure to deliver financing in connection with a $350,000 project funding request approval. Each of the foregoing projects were intended to prepare our Caribbean subsidiaries for the resumption of service. The impact on these failures has contributed to the reorganization of the Company and its revised business plan.

However, despite the above noted failures the Company believes its reorganization effort makes it more attractive to obtain capital and the convertible debenture via private placement more attractive to investors. Accordingly, the Company has resumed its effort to raise capital in this manner by engaging new investment bankers, bankers, private investors and various other capital providers not having any connection with those previously engaged.

However, River Hawk Aviation, Inc. (formerly Viva International, Inc.) does not currently have the funds necessary for working capital, acquisitions, joint ventures, or equipment acquisitions. River Hawk Aviation, Inc. (formerly Viva International, Inc.) will only be able to provide the needed capital by raising additional funds. In the past, the Company has been able to obtain support from some of its shareholder and related parties. However, it is unlikely that continued support is available or if available would be adequate to implement the Company’s business plan. In light of its reorganization efforts Management is quite optimistic that it can raise sufficient capital to implement its strategies to grow the Company’s holdings and operations.

However, should we continue to be unable to raise adequate funds it could result in the failure to complete needed acquisitions of certain aviation acquisitions, joint ventures, equipment as well as to provide the necessary working capital needed to continue our efforts in developing the Company’s holdings and operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, each such officer believes that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(8) Ronald Greene vs. Viva Airlines, Inc.- Mr. Greene previously was engaged as the chief pilot for Viva Airlines, Inc. Mr. Greene has claimed that he is owed approximately $25,000 plus certain expenses for his services during the time he was involved with the Company. Although a formal action has not yet occurred, Mr. Greene has threatened suit as well as indicating he had filed various labor and wage claims with regulatory agencies. Mr. Greene has also indicated that he has filed various complaints with aviation regulatory authorities. The Company has been unable to reach a mutually satisfying resolution of this matter. Any liability arising from this claim has been assumed by Southland Holding Corp pursuant to a May 10, 2007 stock purchase agreement.

(9)  Ivan Figueroa vs. Eastern Caribbean Airlines Corporation. and Viva International, Inc-Mr. Figueroa has filed suit against the Company and its subsidiary alleging that he has suffered $5 million in damages as a result of an alleged breach of an agreement with Eastern Caribbean Airlines, Inc. and Viva International, Inc. A status conference was held on November 30, 2006 and the court allowed a request for discovery to be conducted until April 30, 2007. Prior to the commencement of discovery, legal counsel for Eastern Caribbean Airlines and Viva International, Inc. withdrew their representation of the Company due to lack of payment of outstanding professional services. Subsequently, the Court ordered Eastern/Viva to appear before them with new legal representation. The Company has agreed to engage new counsel and a pleading is expected to be filed within the imposed time frame as mandated by the Courts. Mr. Figueroa was previously employed by the Company and was the previous owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company has invested substantially into its Puerto Rico operations through Eastern Caribbean Airlines, Inc. and believes that certain of the debts claimed by Mr. Figueroa as unpaid have been inflated or otherwise not disclosed and would result in a recalculation of any amounts due him. In addition, the Company has various executed documents and agreements that support and defend its investment in Eastern Caribbean and its entitlement to the retention of the Cool Tours name. The Company will vigorously defend any action arising from the Figueroa litigation and will consider a counter suit if this proceeding is to continue. Any liability arising from this claim has been assumed by Southland Holding Corp. pursuant to a May 10, 2007 stock purchase agreement. However, there is no assurance that Southland Holding Corp. has the ability to settle this liability if it should result in a significant award to the plaintiff.

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

Pursuant to a May 10, 2007 stock purchase agreement, Southland Holding Corp. has agreed to acquire the Company’s equitable interest in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. Southland has agreed to assist us in settling any claims arising out of this litigation.

(11) Francisco J. Sepulveda vs. Viva International, Inc.—Mr. Sepulveda has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and relation, in violation of Title VII of the Civil Rights Act. The Company denies this complaint in its entirety. No determination has made in this matter as of March 31, 2007 and May 18, 2007.

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

(13) Zandra G. Fox-Gascott vs. Viva International, Inc.---Ms. Fox-Gascott has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and sex, in violation of Title VII of the Civil Rights Act. The Company has provided certain information to the EEOC in the matter and has denied all claims that have been made. No formal determination of this matter has been made as of March 31, 2007 and May 18, 2007.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On January 13, 2006, restricted common stock of 12,500 shares was issued as consideration for appraisal, valuation and management advisory services to be rendered in connection with a proposed merger and/or joint venture with an on-line travel reservation broker.

On March 3, 2006, restricted common stock of 123,598 shares was issued in payment for corporate debts in the amount of $288,277 and accumulated interest of $28401.

On March 9, 2006, restricted common stock of 50,000 shares was issued as consideration for financial services, consulting and management advisory services.

On June 30, 2006, 149,139 shares of restricted common stock were issued in payment for corporate debts in the amount of $278,924 and accumulated interest of $22,934.

On October 4, 2006, 180,757 shares of restricted common were issued in payment for corporate debts including accumulated interest of $433,816.

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

VIVA INTERNATIONAL, INC.

Date: May 18, 2007	By: /s/ Calvin Humphrey
Calvin Humphrey
Chief Executive Officer Principal Executive Officer, Director

By: /s/ Robert J. Scott
Robert J. Scott
Chief Financial Officer
Principal Financial Officer