Form 10QSB
period 2007-06-30
RIVER HAWK AVIATION INC
filed 2007-08-20
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date:3,629,412 shares of common stock, $0.001 par value, as of  August 17, 2007.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)

FORM 10-QSB

FOR THE QUARTER ENDED June 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	PAGE

	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet- June 30, 2007	3

	Condensed Consolidated Statements of Operations	4
	Three and six months ended June 30, 2007 and 2006

	Condensed Consolidated Statements of Cash Flows	5
	Six months ended June 30, 2007 and 2006

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

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

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET

June 30,
ASSETS	2007
Current Assets
Cash	$202

Total Current Assets	202

Fixed Assets, net of depreciation	1,082

Total Assets	$1,284

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$3,193,193
Payroll taxes payable	13,758
Notes payable	535,543
Notes payable-shareholders	704,170

Total Current Liabilities	4,446,664

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; -0- shares outstanding at
June 30, 2007	-
Common stock, 25,000,000 shares authorized at $.001
par value; issued and outstanding 3,391,091 at
June 30, 2007	3,391
Additional paid-in capital	16,172,685
Accumulated deficit	(20,621,456)

Stockholders' Equity	(4,445,380)

Total Liabilities and Capital	$1,284

See Notes to Financial Statements

RIVER HAWK AVIATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
Sales revenues	0	0	0	0

Cost of sales	0	0	0	0

Gross profit (loss)	0	0	0	0

General and administrative expenses	231,364	206,346	453,984	731,011
Interest expense	37,006	35,781	66,970	71,893
	268,370	242,127	520,954	802,904

	(267,370)	(242,127)	(520,954)	(802,904)

Other income and expenses
Losses from discontinued operations	0	(110,814)	(24,358)	(268,151)
Loss on sale of subsidiaries	(909,767)	0	(909,767))	0
Loss on disposal of assets	(1,554)	0	(1,554)	0

Net loss	(1,179,690)	(352,941)	(1,432,275)	(1,071,055)

Basic and fully diluted loss per share	(.049)	(0.23)	(.67)	(0.75)

Weighted average shares outstanding	2,406,564	1,523,123	2,139,865	1,432,974

See Notes to Financial Statements.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net loss from continuing operations	$(520,954)	$(802,904)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	337	1,790

Payment for services in company stock	422,000	330,000
Loss from discontinued operations	(24,358)	(268,151)

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses and other assets	-	(2,783)
Increase (decrease) in accounts payable and accrued expenses	106,618	467,378
Increase (decrease) in taxes payable	-	3,329

Net cash (used) by operating activities	(16,357)	(271,341)

Investing Activities
Acquisition of fixed assets	-	(1,045)

Net cash provided (used) by investing activities	-	(1,045)

Financing Activities
Loans and notes payable related parties , shareholders & other	14,833	269,534

Net cash provided by financing activities	14,833	269,534

Increase (Decrease) in cash	(1,524)	(2,852)
Cash at beginning of period	1,726	3,844
Cash at end of period	$202	$992

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$--	$--
Income taxes (benefits)	$--	$--

See Notes to Financial Statements.

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 1-
The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of River Hawk Aviation, Inc. (formerly Viva International, Inc.) and subsidiaries (collectively, the “Company”) as of June 30, 2007 and their results of operations  for the three and six month periods ended June 30, 2007 and 2006 and  cash flows for the six month periods ended June 30, 2007 and 2006.. Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31,2007. All material inter-company balances and transactions have been eliminated in consolidation.

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

On February 6, 2007, the Company executed a reverse stock split of 1 for 40.  As a result, fractional credits due to rounding resulted in the issuance of 18,823 additional shares of common stock.

On May 23, 2007, the Company issued 500,000 shares of common stock as payment for $150,000 of  services to its Chief Executive and 200,000 shares of common stock as payment for $60,000 of services to its Chief Financial Officer,

On May 23, 2007, the Company issued 500,000 shares of common stock as payment for $150,000 of legal services.

On June 20, 2007, the Company issued 220,888 shares of common stock in full settlement of $55,269 of notes payable and $7,353 of accrued interest as determined at May 25, 2007.

On  June 20, 2007, the Company issued 100,000 shares of common stock as payment for $62,000 services provided by professional consultants.

Note 4-
The Company has several legal matters that have not been resolved as of the date of the financial statements and as of August 10, 2007 the date of this report and for which exposure to liability may exist. Among the unresolved legal matters are the following:

1).Ivan Figueroa versus Eastern Caribbean Airlines and Viva International, Inc. has continued without resolution and Mr. Figueroa claims that he has suffered $5 million in damages due to an alleged breach of an agreement entered into with Eastern Caribbean Airlines and Viva International, Inc.. This claim continues to be governed through the court system in Puerto Rico. Recently, the Company’s counsel handling this litigation withdrew from his representation due to a failure to make satisfactory payments or arrangements to pay for his services. Company has engaged new counsel to continue its representation in this matter as mandated by the Courts.   The Company has sold its equity interest in Eastern Caribbean Airlines to Southland Holding Corp. (Southland).  Southland has agreed to assume any liability arising from this litigation and has retained counsel to assist it and Company in defense of this claim.

2). Syed Hasan versus Viva International, Inc. and Eastern Caribbean Airlines Corporation has not been resolved and could result in an adverse result. Although the Company has recorded certain liabilities on its books pursuant to the Hasan legal matter, it does not currently have the ability to settle the claim from available assets. The Company’s legal representation has recently withdrawn due to lack of payment and has not yet been replaced..  The Company has sold its equity interest in Eastern Caribbean Airlines to Southland Holdings Corp. (Southland).  Southland has agreed to participate in the settlement of this claim.

3). Francisco J. Sepulveda vs. Viva International, Inc. represents a charge of discrimination made before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin. .

4. Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation---Mr. Amador Martinez has filed a claim with the Labor Department of Puerto Rico for unpaid wages and vacation pay. Mr. Amador Martinez was dismissed for cause. The Labor Department has ruled in favor of the employee but a mediation of conflicts conference scheduled for May 31, 2007 has not yet resulted in any further determination.. The amount of potential exposure in this matter is less than $5,000 and has previously been recorded to the books. The Company has sold its equity interest in Eastern Caribbean Airlines to Southland Holding Corp. (Southland).  Southland has agreed to assume any liability associated with this claim.

5. Zandra G. Fox-Gascott vs. Viva International, Inc.—Ms. Fox-Gascott has filed a charge of discrimination before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin and sex. The Company has provided information refuting the claim of Mr. Fox-Gascott but no formal report of examination has been issued.  The EEOC has indicated that they would not make further attempt to conciliate this case but that the matter would be referred to their legal department to determine if the EEOC wishes to bring civil action.  Ms. Fox-Gascott was not employed by Viva International, Inc. but charged that she was discriminated against by former officers of the Company.

Should an adverse judgment result from any of the above matters, it could have a material adverse effect on the Company’s financial position and results of operations..

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Transfer of the operations of River Hawk is in process as of August 10, 2007 the date of this report but no revenue nor expense related to the operations of River Hawk have been recorded as of the June 30, 2007 and the six months then ended. The inventory and the underlying assets continue to be privately held awaiting satisfaction of certain terms and conditions of the asset purchase agreement. The completion of the transfer of the operations as well as the underlying inventory and assets of River Hawk was planned for the quarter ended June 30, 2007 but did not occur and is now expected to be completed during the quarter ended September 30, 2007.

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

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 6-
On May 10, 2007 the Company completed a stock purchase agreement with privately held Southland Holding Corp. that provides for the sale of all of its equity interest in its Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiaries in exchange for the assumption of certain recorded liabilities having an aggregate value of approximately $1.25 million by Southland. In addition, Southland has assumed any damages awarded against River Hawk Aviation, Inc. (formerly Viva International, Inc.) in the outstanding litigation matter of Ivan Figueroa versus Eastern Caribbean Airlines Corporation and Viva International, Inc.  As of June 30, 2007. $767,715 of the unpaid liabilities remain unpaid or unsettled and accordingly remain on the Company’s books.  Upon payment or settlement, by Southland Holdiings Corp,.of the unpaid liabilities, in full or any portion thereto,  the Company will realize a gain equivalent to the liabilities paid or settled.

On May 25, 2007, the Company executed an agreement to merge with Profile Aviation Services, Inc. and Profile Aviation Center, Inc. of Hickory, North Carolina (collectively Profile).  The agreement provides for an exchange of cash, a convertible note and common stock of the Company.  The estimated value of the consideration to be exchanged in the acquisition of 100% of the equity interests in Profile is $5.5 million.  A minimum cash requirement of $1.5 million (or an acceptable letter of credit or bank guarantee) is required by the owner of Profile.

Note 7-
The consolidated financial statements of the Company consisting of the balance sheet, statement of operations and statement of cash flows for the three and six month periods ended June 30, 2006 have been restated to reflect comparable determination and presentation of the effect of the Company’s decision during the fourth quarter of the year ended December 31, 2006 to discontinue its subsidiary operations at their Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiaries.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, expected market demand for the River Hawk Aviation, Inc. (formerly Viva International, Inc.) and subsidiaries products and services, fluctuations in pricing for the products and services and competition, as well as general conditions of the aviation marketplace. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Introduction

River Hawk Aviation, Inc. (formerly Viva International, Inc). is a holding company that consists of  its wholly owned subsidiary Viva Airlines, Inc.  On May 10, 2007, the Company sold its equity positions in its previous subsidiaries: 100 % owned Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A.  The Company has an agreement in place to acquire privately held River Hawk Aviation, Inc. of San Antonio and has begun transitioning in the operations of River Hawk Aviation, Inc. pursuant to the expected finalization of/and satisfaction of the terms and conditions of the existing agreement between the parties. .  In addition, on May 25, 2007 the Company agreed to merge with Profile Aviation Services, Inc. and Profile Aviation Center, Inc. of Hickory, North Carolina. ( Profile)  The Company expects to complete the asset acquisition of privately held River Hawk Aviation and the merger with Profile on a simultaneous schedule. The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006.

Sales

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had sales of $0 for the three months ended June 30, 2007 as compared to sales of $0 for the three months ended June 30, 2006. River Hawk Aviation, Inc (formerly Viva International, Inc.) had sales of $0 for the six months ended June 30, 2007 as compared to sales of $0 for the six months ended June 30, 2006.  The Company and its subsidiaries have not had operating revenues since the quarter ended December 31, 2005. In August of 2006, the Company engaged Calvin Humphrey to be its Chief Executive Officer.  At the time of hiring Mr. Humphrey, Eastern Caribbean Airlines Corporation. and Viva Dominicana S.A. were the only two operating subsidiaries of the Company.  The management change resulted in a change to the Company’s business plan whereby the Company would now concentrate expanding its holdings to existing operating aviation “niche” businesses possessing positive cash flow and high future growth potential.  It was also determined that the resumption of aviation services in Caribbean subsidiaries Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. would be impractical and in conflict with objectives of the new business plan.  Accordingly, operations were discontinued during the 4th quarter of 2006 and the Company’s equity interest in former subsidiaries Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. were sold on May 10, 2007 to Southland Holding Corp.    Pursuant to a  restructuring plan, the Company is completing the acquisition of an aviation parts wholesale and retail distributor and has agreed to merge with an existing aviation charter operator and a fixed base aviation operation offering varied services such as jet fuel, aircraft maintenance and flight planning as well as other support services.

General and administrative expenses

River Hawk Aviation, Inc. (formerly Viva International, Inc). had general and administrative expenses of $231,364 for the three months ended June 30, 2007 as compared to  $206,346 for the three months ended June 30, 2006.  The increase in losses is primarily due to increase legal costs resulting from the pursuit of new business opportunities.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had general and administrative expenses of $453,984 for the six months ended June 30, 2007 as compared to $731,011 for the six months ended June 30, 2006.   Although general and administrative expenses are less for the six months ended June 30, 2007 than that of the six months ended June 30, 2006, the six months ended June 30, 2006 included $330,000 of expenses for services that were paid via the issuance of the Company’s common stock.

Interest expenses

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had interest expenses of $37,006 for the three months ended June 30, 2007 as compared to $35,781for the three months ended June 30, 2006.  This increase is primarily the result of finance charges that are being assessed on unpaid legal services.  As previously discussed, the Company has recently incurred significant legal costs and expenses related to its pursuit of new business opportunities (asset acquisition agreements, mergers) as well as its recent sale of its equity interests in former subsidiaries.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had interest expenses of $66,970 for the six months ended June 30, 2007 as compared to $71,893 for the six months ended June 30, 2006.  The decrease is primarily attributable to the Company being able to reduce overall indebtedness via the issuance of common stock in settlement thereof combined with a reduced scope of operation and less reliance on new borrowings.

Discontinued operations

River Hawk Aviation, Inc. (formerly Viva International, Inc.) discontinued the subsidiary operations of Eastern Caribbean Airlines Corporation. and Viva Air Dominicana S.A. during the 4th quarter of 2006.  On May 10, 2007, the Company sold its equity interest in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. to Southland Holdings Corp.

River Hawk Aviation, Inc. (formerly Viva International, Inc..) had losses from discontinued operations of $0 for the three months ended June 30, 2007 as compared to $110,814 for the three months ended June 30, 2006.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had losses from discontinued operations of $24,368 for the six months ended June 30, 2007 as compared to $268,151 for the six months ended June 30, 2006.

The decline in losses for the both the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 reflects the declining costs leading to the eventual discontinuance and eventual sale of the Company’s equity interest in Eastern Caribbean Airlines Corporation. and Viva Air Dominicana S.A.

Net losses

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had net losses of $1,179,690 for the three months ended June 30, 2007 as compared to $352,941 for the three months ended June 30, 2006.  The increase in losses is attributable to significant legal expenses incurred in the pursuit of new business opportunities combined with the costs and expenses associated with the sale of the Company’s equity interests in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had net losses of $1,432,274 for the three months ended June 30, 2007 as compared to $1,071,055 for the six months ended June 30, 2006.  The increase in losses is attributable to the Company’s sale  of its equity interests in  Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A.

Additional information

As previously mentioned, the Company is in the process of reorganization as it shifts its focus and holdings from acquisition and development of airlines and related companies (start ups) to acquisition and expansion of existing aviation “niche” companies (operating entities with positive cash flows, profits and expansion of revenue potential).

Accordingly, the Company’s holdings are in the process of adjustment as it completes its acquisition of privately held River Hawk Aviation, Inc. of San Antonio, Texas and completes the merger with Profile Aviation Services, Inc. and Profile Aviation Center of Hickory, North Carolina.

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

Liquidity and Capital Resources

At June 30, 2007, the Company had $203 in cash. Since inception the Company has accumulated a deficit of approximately $19,900,000.

Our principal source of funding for the three month period ending June 30, 2007 was $14,833 of loans from shareholders and officers that are being provided for working capital purposes during our reorganization efforts.

As of June 30, 2007, $704,170 of loans that have been provided for working capital purposes from shareholders and officers are outstanding and a liability of the Company.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) is seeking to obtain approximately $6 to $7 million in financing that will be used to fund acquisitions of “niche” aviation companies as well as to provide needed working capital. The company is seeking to bridge its financing requirements by obtaining a $1-2 million loan that will be used partially for acquisitions and partially for working capital. Additional requests for financing will be tendered on the basis of specific targeted acquisitions, joint ventures and equipment that are by design intended to facilitate the growth of the Company’s holdings and operations. Management believes that the recent sale of its equity interests in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. will enable it to obtain the capital it believes that it needs to implement its business plans.

Management continues to believe that it can incrementally raise capital on a project by project basis utilizing its convertible debentures via private placement. Under this method of financing, the Company could conceivably break its projects (or acquisitions) into funding requests of as little as $150,000 capital funding increments. Management is disappointed that its efforts to raise capital by this method have not yet enjoyed success but believes that the lack of success to date has been largely due to engaging investment bankers who have failed to exercise the requisite amount of effort necessary to close on private placement transactions. Further, reliance upon these individuals and firms resulted in the failure to obtain $150,000 of project financing that was promised and the failure to deliver financing in connection with a $350,000 project funding request approval. Each of the foregoing projects were intended to prepare our Caribbean subsidiaries for the resumption of service. The impact on these failures has contributed to the reorganization of the Company and was a major factor in deciding to dispose of the Company’s equity interests in Eaatern Caribbean Airlines Corporation and Viva Air Dominican S.A.  Accordingly, the Company has  revised  its business plan and has engaged new investment bankers, consultants & advisors as continues to market its plan aggresively .

The Company believes its reorganization effort makes it more attractive to obtain capital with a convertible debenture or comparable financial instrument via private placement to investors..

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

(11) Francisco J. Sepulveda vs. Viva International, Inc.—Mr. Sepulveda has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and relation, in violation of Title VII of the Civil Rights Act. The Company denies this complaint in its entirety. No determination has made in this matter as of June 30, 2007 and August 10, 2007.

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

(13) Zandra G. Fox-Gascott vs. Viva International, Inc.---Ms. Fox-Gascott has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and sex, in violation of Title VII of the Civil Rights Act. The Company has provided certain information to the EEOC in the matter and has denied all claims that have been made. The EEOC has informed the Company that attempts to conciliate this matter will not be continued by the Commission but they have referred this matter to the attorneys to determine if any civil proceeding is warranted.

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

On May 23, 2007, 1.2 million shares of restricted common shares were issued as follows:  500,000 to the Company’s Chief Executive Officer, 200,000 to the Company’s Chief Financial Officer and 500,000 to the Company’s principal legal services provider.

On June 20, 2007, 220,888 shares of restricted common shares were issued in payment of corporate debts in the amount of $55,268 and  accumulated  interest of $7,353.

On June 20, 2007, 100,000 shares of restricted common shares were issued as consideration for financial services, consulting and management advisory services.

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

VIVA INTERNATIONAL, INC.

Date: August 17, 2007	By: /s/ Calvin Humphrey
Calvin Humphrey
Chief Executive Officer Principal Executive Officer, Director

By: /s/ Robert J. Scott
Robert J. Scott
Chief Financial Officer
Principal Financial Officer,Director