Form 10QSB
period 2007-09-30
RIVER HAWK AVIATION INC
filed 2007-11-21
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number #00-30440

RIVER HAWK AVIATION, INC.
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date 196,273 shares of common stock, $0.001 par value, as of  November 12, 2007.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	PAGE

	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet- September 30, 2007	4

	Condensed Consolidated Statements of Operations	5
	Three and nine months ended September 30, 2007 and 2006

	Condensed Consolidated Statements of Cash Flows	6
	Nine months ended September 30, 2007 and 2006

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

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

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEET

ASSETS
Sept. 30
2007
Current Assets	(unaudited)
Cash	$450,282
Trade receivables	857,215
Inventories	1,120,067

Total Current Assets	2,427,564

Fixed Assets, net of depreciation	19,114,285

Total Assets	$21,541,849

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$3,617,595
Taxes payable	40,426
Customer deposits and other obligations	789,399
Notes payable	535,543
Notes payable –shareholders	530,828
Current maturities of long term debt	3,245,218
8% Preferred stock-Series B	2,500,000
Total Current Liabilities	11,435,301

Long term debt, net of current maturities	4,554,920
8% Preferred stock –Series B	1,500,000
Total liabilities	17,490,221

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at
$.001 par value; 10,500,000 shares Preferred Series A outstanding
and 4,000,000 shares Preferred Series B outstanding at September 30, 2007	10,500
Common stock, 25,000,000 shares authorized at $.001
par value; issued and outstanding 196,573 at
September 30, 2007	196
Additional paid-in capital	25,789,985
Accumulated deficit	(21,572,761)

Stockholders' Equity	4,051,628

Total Liabilities and Capital	$21,541,849

See Notes to Financial Statements

RIVER HAWK AVIATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended Sept 30,		Nine months ended Sept. 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
Sales revenues	1,485,460	0	1,485,460	0

Cost of sales	989,668	0	989,668	0

Gross profit (loss)	495,792	0	495,792	0

General and administrative expenses	375,117	298,144	829,101	1,029,155
Expenses resulting from reorganization	964,871		964,871
Interest expense	77,812	32,986	144,782	104,879
	1,417,800	331,130	1,938,754	1,134,034

(Loss) from operations	(922,008)	(331,130)	(1,442,962)	(1,134,034)
Provision for income taxes	0	0	0	0
Net loss from continuing operations	(922,008)	(331,130)	(1,442,962)	(1,134,034)
(Losses) from discontinued operations-net of tax	0	(92,644)	(935,679)	(360,795)

Net (loss) before preferred dividends	(922,008)	(423,774)	(2,378,641)	(1,494,829)
8% Cumulative Preferred Dividend	29,297	0	29,297	0
Net (loss) for common shareholders	(951,305)	(423,774)	(2,407,938)	(1,494,829)

Basic and fully diluted (loss) per share from continuing operations	(6.28)	(5.95)	(15.61)	(22.22)

(Loss) per share from discontinued operations	(0.00)	(1.66)	(9.92)	(7.07)
Total loss per share	(6.28)	(7.61)	(25.53)	(29.29)
Weighted average shares outstanding	151,571	55,687	94,322	51,052

See Notes to Financial Statements.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Sept. 30,
	2007	2006
Operating Activities
Net loss from continuing operations	$(1,442,962)	$(1,134,034)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	138,027	3.031

Payment for services in company stock	1,885,163	330,000
Loss from discontinued operations	(24,358)	(360,795)

Changes in operating assets and liabilities:
(Increase) decrease in receivables	(64,893)	1.000
(Increase) decrease in inventories	(356,149)
(Increase) decrease in prepaid expenses and other assets		(1,685)
Increase (decrease) in accounts payable and accrued expenses	(269,204)	762,269
Increase (decrease) in taxes payable	10,049	4,613

Net cash (used) by operating activities	(124,327)	(395,601)

Investing Activities
Acquired cash position through merger and acquisition	570,771
Acquisition of fixed assets	(501)	(1,045)
Security deposit		(700)
Net cash provided (used) by investing activities	570,270	(1,745)

Financing Activities
Loans and notes payable related parties , shareholders & other	25,156	308,932
Notes payable		85,000
Repayment of installment debt obligations	(22,543)
Net cash provided by financing activities	2,613	393,932

Increase (Decrease) in cash	448,556	(3,414)
Cash at beginning of period	1,726	3,844
Cash at end of period	$450,282	$430

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$--	$--
Income taxes (benefits)	$--	$--

See Notes to Financial Statements.

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1-
The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of River Hawk Aviation, Inc. (formerly Viva International, Inc.) and subsidiaries (collectively, the “Company”) as of September  30, 2007 and their results of operations  for the three and nine month periods ended September 30, 2007 and 2006 and  cash flows for the nine month periods ended September  30, 2007 and 2006. On August 28, 2007 River Hawk Aviation, Inc. completed a merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc.  On August 29, 2007 River Hawk Aviation, Inc. completed an asset acquisition of aviation parts and accessories from a company privately owned by the Company’s Chief Executive Officer.  Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31,2007. All material inter-company balances and transactions have been eliminated in consolidation.

Pursuant to the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc.(Profile) the Company issued 1,500,000 shares of Preferred Series A and 4,000,000 Preferred Series B.  Preferred Series A has voting rights equivalent to 10 votes for each share as compared to common shares which have voting rights of one vote for each share owned.  Preferred Series A shares are also convertible into common shares on a one share to one share basis..  Preferred Series B have an 8% cumulative coupon rate and are convertible into common shares on a one for one basis.  However, the Series B also contain a call feature that allows the holder to upon 30 days prior notice call the Company for purchase of its shareholdings at a designated purchase price of $1.00 per share.  Under the merger and acquisition agreement with Profile, 1,500,000 shares in convertible at any time, 1 million shares is convertible at any time following twelve months from the effective of the agreement, 1,000,000 shares is convertible at any time following twenty four months from the effective date of the agreement and 500,000 shares is convertible at any time following thirty six months from the effective date of the agreement.  For financial reporting purposes, the Preferred Series B stock is disclosed as a liability with the portion of the liability callable within twelve months of the date of the financial statement or September 30, 2007 being classified as a current liability.  In exchange for the value of net assets received in merger and acquisition of Profile of $11,873,232 , 1,500,000 shares of Preferred Series A shares and 4,000,000  Preferred Series B shares   were issued.  Preferred Series B shares have been valued at the call provision of $1.00 per share or $4,000,000 accordingly, $7,873,232 of value has been assigned to the Preferred Series A  shares.

Pursuant to the asset acquisition of aviation parts and accessories inventories from a company privately owned by the Company’s Chief Executive Officer, the Company issued 5,500,000 shares of Preferred Series A. In exchange for the cost of net assets received in the asset acquisition agreement of $205,337, 5,500,000  Preferred Series A shares were issued. The estimated market value of the shares issued based upon existing common share market value at date of exchange was $825,000.  Related party rules require that the underlying assets that were transferred to the Company are recorded at cost.  Management expects to realize at least $825,000 in value upon the sale of the inventories.    The difference in value between the cost of the net assets received and the preferred shares issued has been recognized as a reorganization cost during the three and nine month periods ended September 30, 2007.

Pursuant to financial guarantees as well as consulting, legal, business planning and the  introduction of various strategic relationships, the Company issued 3,500,000 shares of Preferred Series A to the managing partner of the Company’s principal legal services firm.  In exchange for the estimated value of these underlying services and financial guarantees, 3,500,000 Preferred Series A shares were exchanged..At the date of exchange, the value of the underlying Preferred shares issued based upon its conversion rights into common shares was $525,000.  The difference in the estimated value from existing liabilities recorded on the books at time of issuance of the preferred shares was $345,208 and has been recognized as a reorganization cost during the three and nine month periods ended September 30, 2007.

No market currently exists for either the Preferred Series A or the Preferred Series B shares of the Company and it is unkown if there will be future value associated with these securities.  There is no guarantee that the Company will be able to satisfy the call provisions that are offered in connection with the issuance of 4,000,000 shares of Preferred Series B as issued to the owner of the Profile companies.

Note 2-
Basic earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is presented for the three and nine month periods ended September 30, 2007 since the issuance of Preferred Series A. and Preferred Series B during August of 2007 has a potential dilutive effect on potential common shares.  For the three and nine months ended September 30, 2006, there were no common shares issuable through any option, warrants, stock compensation or other convertible securities and accordingly no dilutive effect has been calculated.

Note 3-
Changes in Common Stock
During the year ended December 31, 2006 the Company: issued 2,083 shares of common stock as payment for $330,000 of services provided by professional consultants and: issued 15,117 shares of common stock in settlement of $1,052,352 of notes payable and accrued interest.

On February 6, 2007, the Company executed a reverse stock split of 1 for 40.  As a result, fractional credits due to rounding resulted in the issuance of  627 additional shares of common stock.

On May 23, 2007, the Company issued 16,667 shares of common stock as payment for $150,000 of  services to its Chief Executive and 6,667 shares of common stock as payment for $60,000 of services to its Chief Financial Officer,

On May 23, 2007, the Company issued 16,667 shares of common stock as payment for $150,000 of legal services.

On June 20, 2007, the Company issued 7,363 shares of common stock in full settlement of $55,269 of notes payable and $7,353 of accrued interest as determined at May 25, 2007.

On  June 20, 2007, the Company issued 3,334 shares of common stock as payment for $62,000 services provided by professional consultants.

On July 25, 2007, the Company issued 7,941 shares of common stock in full settlement of $59,856 of notes payable and $7,708 of accrued interest as determined at May 25, 2007.

On August 9, 2007, the Company issued 707 shares of common stock in full settlement of $5,308 of notes payable and $706 of accrued interest as determined at May 25, 2007.

On August 21, 2007, the Company authorized the issuance of 16,666 shares of common stock as payment for $105,000 of services to its Chief Executive Officer.

On August 21, 2007, the Company authorized the issuance of 16,666 shares of common stock as payment for $105,000 of services to its Chief Financial Officer.

On August 21, 2007, the Company authorized the issuance of 16,667 shares of common stock as payment for $105,000 of legal services.

On September 17, 2007, the Company authorized the issuance of 24,349  shares of common stock in full settlement of $118,501 of notes payable and $16,267 of accrued interest as determined as of September 10, 2007.

On October 16, 2007, the Company executed a reverse stock split of 1 for 30.  As a result, fractional credits due to rounding resulted in the issuance of 184 additional shares of common stock.

Changes in Preferred Stock

On August 28, 2007, pursuant to the merger and acquisition of Profile Aviation Services, Inc and Profile Aviation Center, Inc., the Company exchanged 1,500,000 shares of Preferred Series A stock and 4,000,000 shares of Preferred Series B stock.

On August 29, 2007, pursuant to the acquisition of aviation parts and accessories from a private entity owned by the Company’s Chief Executive Officer, the Company agreed to exchange a combination of Preferred Series A and Preferred Series B stock.  It was necessary to amend the agreement on November 15, 2007 and as a result a portion of the inventory is to be acquired and another portion is to be consigned.  Pursuant to the acquisition as amended, 5,500,000 shares of Preferred Series A has been authorized for issuance.

On August 29, 2007, in exchange for legal and management services, financial guarantees and other considerations the Company issued 3,500,000 shares of Preferred Series A to a private consultant.

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 3-
On June 20, 2007, the Company issued 7,363 shares of common stock in full settlement of $55,269 of notes payable and $7,353 of accrued interest as determined at May 25, 2007.

On  June 20, 2007, the Company issued 3,334 shares of common stock as payment for $62,000 services provided by professional consultants.

On July 25, 2007, the Company issued 7,941 shares of common stock in full settlement of $59,856 of notes payable and $7,708 of accrued interest as determined at May 25, 2007.

On August 9, 2007, the Company issued 707 shares of common stock in full settlement of $5,308 of notes payable and $706 of accrued interest as determined at May 25, 2007.

On August 21, 2007, the Company authorized the issuance of 16,666 shares of common stock as payment for $105,000 of services to its Chief Executive Officer.

On August 21, 2007, the Company authorized the issuance of 16,666 shares of common stock as payment for $105,000 of services to its Chief Financial Officer.

On August 21, 2007, the Company authorized the issuance of 16,667 shares of common stock as payment for $105,000 of legal services.

On September 17, 2007, the Company authorized the issuance of 24,349  shares of common stock in full settlement of $118,501 of notes payable and $16,267 of accrued interest as determined as of September 10, 2007.

On October 16, 2007, the Company executed a reverse stock split of 1 for 30.  As a result, fractional credits due to rounding resulted in the issuance of 184 additional shares of common stock.

Changes in Preferred Stock

On August 28, 2007, pursuant to the merger and acquisition of Profile Aviation Services, Inc and Profile Aviation Center, Inc., the Company exchanged 1,500,000 shares of Preferred Series A stock and 4,000,000 shares of Preferred Series B stock.

On August 29, 2007, pursuant to the acquisition of aviation parts and accessories from a private entity owned by the Company’s Chief Executive Officer, the Company agreed to exchange a combination of Preferred Series A and Preferred Series B stock.  It was necessary to amend the agreement on November 15, 2007 and as a result a portion of the inventory is to be acquired and another portion is to be consigned.  Pursuant to the acquisition as amended, 5,500,000 shares of Preferred Series A has been authorized for issuance.

On August 29, 2007, in exchange for legal and management services, financial guarantees and other considerations the Company issued 3,500,000 shares of Preferred Series A to a private consultant.

Note 4-
The Company has several legal matters that have not been resolved as of the date of the financial statements and as of November 12, 2007 the date of this report and for which exposure to liability may exist. Among the unresolved legal matters are the following:

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

2). Syed Hasan versus Viva International, Inc. and Eastern Caribbean Airlines Corporation has resulted in a judgment being entered as of October 5, 2007 against the respective companies in the amount of $219,077 including attorney fees.  The Company has recorded certain liabilities and reserves on its books pursuant to the Hasan legal matter but it does not currently have the ability to settle the claim from available assets.  Ongoing discussions are being held with Hasan’s legal counsel with the expectation of reaching a settlement for an amount less than the judgment.  The Company has determined to its satisfaction that it has recourse to bring litigation against Mr. Hasan for certain breaches of his fiduciary responsibility and other misconduct occurring during his employment and has reserved its right to bring action. The Company would prefer to reach an agreement with Hasan’s counsel that would avoid the necessity of further legal action.  However, the Company expects to initiate legal action against Mr. Hasan.  The Company has sold its equity interest in Eastern Caribbean Airlines to Southland Holdings Corp. (Southland).  Southland has agreed to participate in the settlement of this claim.

RIVERHAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 4-
3). Francisco J. Sepulveda vs. Viva International, Inc. represents a charge of discrimination made before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin.  The EEOC has indicated that they would not make further attempt to conciliate this case but that the matter would be referred to their legal department to determine if the EEOC wishes to bring civil action.  Mr. Sepulveda was not employed by Viva International, Inc. but was employed through, its subsidiary, Eastern Caribbean Airlines Corporation.  The Company has sold its equity interest in Eastern Caribbean Airlines to Southland Holdings Corp. (Southland).  Southland is aware of this claim and has agreed to participate in the settlement of this claim.

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

              (2) On February 6, 2007, the Company changed its name from Viva International, Inc. to River Hawk Aviation, Inc. The name change was designed to indicate a new direction for the Company that concentrated on the purchase of aviation niche companies that were operating, profitable and possessing positive cash flows.  As a result the Company discontinued its previous operations in Puerto Rico and the Dominican Republic and subsequently agreed to sell them to Southland Holdings Group, Inc. in a transaction that resulted in the disposition of these companies for the assumption of certain debts and obligations.

           At December 31, 2006, management accounted for this event as a loss from discontinued operations. Included within the losses is an estimated reserve of $150,000 for costs and expenses associated with the closure of the existing offices.

                      (3) On March 9, 2006, former Chief Executive Officer and President Syed Hasan left the Company to pursue other interests. At the time of Mr. Hasan’s departure from the Company he had not assigned a corporate share interest evidencing 22 1/2 % shareholder interest in Viva Air Dominicana, S.A. Mr. Scott also holds a 22 1/2 % interest in Viva Air Dominicana, S.A. which has been assigned to the Viva International, Inc. In management’s opinion, the lack of Mr. Hasan’s assignment of the shareholder interest to Viva International, Inc. does not impair the ability of the Company to control the activity of the subsidiary corporation nor does it entitle Mr. Hasan to sell, transfer or assign the shareholder interest to a 3rd party. By Dominincan law, foreign ownership of a Dominican corporation is limited to 49% of the outstanding ownership interest in the corporation. Mr. Hasan’s unassigned interest can by appropriate corporate procedure, as mandated by Dominican law, and a vote of the remaining shareholders by reduced and/or eliminated since he no longer has any role in the organization. Mr. Scott and the Company intend to require appropriate corporate procedure, meeting and resolution adjusting the ownership of Viva Air Dominicana, S.A. as was always intended and to correct and amend the shareholder positions accordingly. On May 10, 2007 the Company agreed to sell its equity stake in Viva Air Dominicana S.A. The purchasing entity is aware of the above Dominican laws and the history of the Company’s equity stake holdings through its officers (Scott & Hasan) and has determined to its satisfaction that the Company has the ability to transfer its ownership (or right to ownership) and corresponding control (see note 5 for additional discussion).  However, Mr. Hasan has obstructed and interfered with an orderly transfer of Viva Air Dominicana, S.A. and it appears likely that the purchaser may seek to develop their business interest through another entity.  As mentioned elsewhere, the Company intends to bring litigation against Mr. Hasan for various breaches of fiduciary responsibility and other incidences of employee misconduct both with regard to his actions in both the United States and the Dominican Republic.  The Company presumes that the Southland Holding Group who has a shared responsibility for liability in this matter will be happy to participate in an action against Mr. Hasan.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 6-
On May 10, 2007 the Company completed a stock purchase agreement with privately held Southland Holding Corp. that provides for the sale of all of its equity interest in its Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiaries in exchange for the assumption of certain recorded liabilities having an aggregate value of approximately $1.25 million by Southland. In addition, Southland has assumed any damages awarded against River Hawk Aviation, Inc. (formerly Viva International, Inc.) in the outstanding litigation matter of Ivan Figueroa versus Eastern Caribbean Airlines Corporation and Viva International, Inc.  As of September 30, 2007. $767,715 of the unpaid liabilities remain unpaid or unsettled and accordingly remain on the Company’s books.  Upon payment or settlement, by Southland Holdiings Corp, of the unpaid liabilities, in full or any portion thereto,  the Company will realize a gain equivalent to the liabilities paid or settled.  Documentation regarding payments made and other indications of claims paid or settlements reached is expected to be obtained prior to the end of the fiscal year ended December 31, 2007.

On May 25, 2007, the Company executed an agreement to merge with Profile Aviation Services, Inc. and Profile Aviation Center, Inc. of Hickory, North Carolina (collectively Profile).  The agreement provides for an exchange of cash, a convertible note and common stock of the Company.  The estimated value of the consideration to be exchanged in the acquisition of 100% of the equity interests in Profile is $5.5 million.  A minimum cash requirement of $1.5 million (or an acceptable letter of credit or bank guarantee) is required by the owner of Profile.  On August 28, 2007, this agreement was completed.  In order to complete the agreement the owner of Profile accepted 1.5 million shares of Preferred Series A stock and 4.0 million shares of 8% Preferred Series B stock.  Shortly after, 1.5 million shares of 8% Preferred Series B Stock was sold to Aerologistics Aviation Holdings, LLC whose members are the Company’s Chief Executive Officer and  the Principal of the Company’s primary legal counsel.

Note 7-
The consolidated financial statements of the Company consisting of the balance sheet, statement of operations and statement of cash flows for the three and nine month periods ended September 30, 2006 have been restated to reflect comparable determination and presentation of the effect of the Company’s decision during the fourth quarter of the year ended December 31, 2006 to discontinue its subsidiary operations at their Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. subsidiaries.

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

Introduction

River Hawk Aviation, Inc. (formerly Viva International, Inc). is a holding company that consists of  its wholly owned subsidiary Viva Airlines, Inc.  On May 10, 2007, the Company sold its equity positions in its previous subsidiaries: 100 % owned Eastern Caribbean Airlines Corporation and a 49% controlling interest in Viva Air Dominicana, S.A.  As discussed elsewhere, the Company has been unable to convey its interest in Viva Air Dominicana S.A. due to the personal interference of Syed “Oscar” Hasan who formerly was employed by the Company in various positions but was the Company’s President and CEO at the time of his departure.  It is unknown if this will create problems with the Company’s agreement with Southland Holdings Corp. but Southland has seemingly elected to pursue another course of action to preserve and protect whatever valu may exist in the Dominican Republic.  The likelihood of litigation against Mr. Hasan is very high and the decision to commence legal action is imminent.

On August 28, 2007 the Company completed its merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. of Hickory, North Carolina ( Profile)

On August 29, 2007 the Company completed an agreement (subsequently amended with the most recent amendment being as of November 16, 2007) to acquire privately held River Hawk Aviation, Inc. of San Antonio and has relocated the assets (including consigned assets) and business operations to Hickory, North Carolina.

The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006.

Sales

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had sales of $1,485,460 for the three months ended September 30, 2007 as compared to sales of $0 for the three months ended September 30, 2006.

River Hawk Aviation, Inc (formerly Viva International, Inc.) had sales of $1,485,460 for the nine months ended September 30, 2007 as compared to sales of $0 for the nine months ended September 30, 2006.

The increase in sales for the three month and nine month periods ended September 30, 2007 is attributable to the completion of its merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. on August 28, 2007.  In addition on August 29, 2007, the Company was also able to complete an asset acquisition with privately held River Hawk Aviation, Inc. of San Antonio.

In August of 2006, the Company engaged Calvin Humphrey to be its Chief Executive Officer.  At the time of Mr. Humphrey’s hire Eastern Caribbean Airlines Corporation. and Viva Dominicana S.A. were the only two operating subsidiaries of the Company.  The management change resulted in a change to the Company’s business plan whereby the Company would now concentrate expanding its holdings to existing operating aviation “niche” businesses possessing positive cash flow and high future growth potential.  It was also determined that the resumption of aviation services in Caribbean subsidiaries Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. would be impractical and in conflict with objectives of the new business plan.  Accordingly, operations were discontinued during the 4th quarter of 2006 and the Company’s equity interest in former subsidiaries Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. were sold on May 10, 2007 to Southland Holding Corp.   The merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. as well as the asset purchase and inventory consignment of aircraft parts and accessories represents the first closed transactions under the present management group.  The Company is now prepared to generate revenues from aviation parts wholesale and retail efforts as well as offering lease and air charter services and a fixed base aviation operation offering varied services such as jet fuel, aircraft maintenance and flight planning as well as other support services..

Cost of Good Sold

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had cost of goods sold of $495,792 for the three and nine months ended September 30, 2007 as compared to cost of goods sold of $0 for the three and nine months ended September 30, 2006.

The increase in cost of good sold is the direct result of the operating activity of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. which were merged and acquired on August 28, 2007 and accordingly, became wholly owned subsidiaries of the Company.

Gross Profit

River Hawk Aviation, Inc. (formerly Viva International, Inc.) has gross profit of $495,792 for the three and nine months ended September 30, 2007 as compared to gross profit of $0 for the three and nine months ended September , 2006.

The gross profits increase is attributable to the Company’s August 28, 2007 completion of a merger and asset acquisition agreement with Profile Aviation Services, Inc. and Profile Aviation Center, Inc and the resulting operating activity of these entities from August 28, 2007 thorugh September 30, 2007.

General and administrative expenses

River Hawk Aviation, Inc. (formerly Viva International, Inc). had general and administrative expenses of $375,117 for the three months ended September 30, 2007 as compared to  $298,144 for the three months ended September 30, 2006.  The increase is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. The three month period ended September 30, 2006 was a transitional period and the Company was not producing operating revenues.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had general and administrative expenses of $829,101 for the nine months ended September 30, 2007 as compared to $1,029,155 for the nine months ended September 30, 2006.   Included in the costs relating to the nine months ended September 30, 2006 was $330,000 of expenses for services that were paid via the issuance of the Company’s common stock.  Accordingly, the cash expended for general and administrative expenses was somewhat higher for the nine months ended September 30, 2007 and this is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc

Expenses resulting from reorganization

River Hawk Aviation, Inc. (formerly Viva International, Inc) had $964,871 of expenses resulting from reorganization for the three months and nine months ended September 30, 2007 as compared to -0- for the the three months and nine months ended September 30, 2006.

During August of 2007, the Company completed the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Services, Inc. and additionally completed an asset acquisition agreement of aviation parts and accessories from its Chief Executive Officer.  Pursuant to these transactions, the Company also obtained certain services and loan guarantees that were critical to the completion of the various agreements.  Accordingly, expenses resulted from the major reorganization effort.

Interest expenses

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had interest expenses of $77,812 for the three months ended September 30, 2007 as compared to $32,986 for the three months ended September 30, 2006.  This increase is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the servicing of existing debt associated with those entities.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had interest expenses of $144,782 for the nine months ended September 30, 2007 as compared to $104,879 for the nine months ended September 30, 2006.  The increase is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the servicing of debt associated with those entities.  .

Losses from discontinued operations and sale of subsidiaries

River Hawk Aviation, Inc. (formerly Viva International, Inc.) discontinued the subsidiary operations of Eastern Caribbean Airlines Corporation. and Viva Air Dominicana S.A. during the 4th quarter of 2006.  On May 10, 2007, the Company sold its equity interest in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. to Southland Holdings Corp.

River Hawk Aviation, Inc. (formerly Viva International, Inc..) had losses from discontinued operations of $0 for the three months ended September 30, 2007 as compared to $92,644 for the three months ended September 30, 2006.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had losses from discontinued operations of $24,358 for the nine months ended September 30, 2007 as compared to $360,795 for the nine months ended September 30, 2006.

River Hawk Aviation, Inc. (formerly Viva International, Inc. had losses related to the sale of its equity interst in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. of $964,871 which were recognized during the quarter ended June 30, 2007 and are in losses for the nine months ended September 30, 2007.  Since the sale occurred as a single transaction encompassing both subsidiary interests there is no comparable information for the nine months ended September 30, 2006.

Net Losses

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had  net losses of $951,305 for the three months ended September 30, 2007 as compared to a loss of $423,774 for the three months ended September 30, 2007.  The increase in losses is primarily due to expenses resulting from reorganization and the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc as well as the asset acquisition ofaviation parts and accessories from the Company’s Chief Executive Officer.

River Hawk Aviation, Inc. (formerly Viva International, Inc.) had net losses of $2,407,938 for the nine months ended September 30, 2007 as compared to $1,494,829 for the nine months ended September 30, 2006.  The increase in losses is primarily due to expenses resulting from reorganization and the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. as well as the asset acquisition of aviation parts and accessories from the Company’s Chief Executive Officer.

Additional information

As previously mentioned, the Company has evolved its reorganization into the first phase of its business plan via the completion of a merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the purchased and consigned inventory of aviation parts and accessories previously operated under the privately held River Hawk Aviation, Inc. of San Antonio, Texas.  .

Accordingly, the Company’s holdings are in the process of adjustment as it completes its acquisition of privately held River Hawk Aviation, Inc. of San Antonio, Texas and completes the merger with Profile Aviation Services, Inc. and Profile Aviation Center of Hickory, North Carolina.

Management has revised its business plan and strategy to concentrate its effort on creating opportunities and strategic relationships with existing operating aviation related companies.

Management believes that its reorganization efforts combined with its recently completed merger and acquisitions will make it more attractive in its efforts to obtain additional capital to continue to make acquisitions and support relationships in its quest to grow the company and its holdings.

Through the prudent management of its available resources, Management believes that it has kept its costs and expenses under control and continues to seek cost saving strategies wherever possible.

Liquidity and Capital Resources

At September 30, 2007, the Company had $450,282 in cash. Since inception the Company has accumulated a deficit of approximately $21,600,000.

For the period of July 1 through August 28, 2007 our principal source of funding was Approximately $10,300 of loans from shareholders and officers were provided for working capital purposes.  From August 29, 2007 through September 30, 2007, our working capital needs were met through cash flows from operations.

As of September 30, 2007, $530,828 of loans that have been provided for working capital purposes from shareholders and officers are outstanding and a liability of the Company. During the three month period ended September 30, 2007, the Company has been able to reduce its liability to shareholders by $173,342 via the issuance of stock in settlement thereof.  Management expects that future liquidations of the outstanding debt will also be achieved by utilization of stock issuances.

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

Additionally, as a result of the Company’s August, 2007 completion of a merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the asset acquisition and consignment of aviation parts and accessories from privately held River Hawk Aviation, Inc. it now believes that it can successfully complete some conventional asset financing on a more favorable basis than existing loan structures existing within the Profile companies at time of merger.  This is expected to be able to yield additional funds for working capital purposes as well as to reduce the monthly debt service obligations currently existing.

However, River Hawk Aviation, Inc. (formerly Viva International, Inc.) does not currently have the funds necessary for working capital, acquisitions, joint ventures, or equipment acquisitions. River Hawk Aviation, Inc. (formerly Viva International, Inc.) will only be able to provide the needed capital by raising additional funds.  In the past, the Company has been able to obtain support from some of its shareholder and related parties. However, the Company no longer feels reliance on this method of obtaining funding support and accordingly, will refrain or limit these types of borrowings.  The Company does admit that it may be necessary for certain of its key officers, directors and/or shareholders to provide personal financial guarantees to be able to obtain the funding that it will require.  Management is quite optimistic that it can raise sufficient capital to implement its strategies to grow the Company’s holdings and operations.

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

A judgment in the State of Georgia was entered against the Company on October 5, 2007 in the amount of $219,077.  Previous to this the Company believed that this matter could be settled for an amount not to exceed $50,000.  Prior to obtaining judgment, the plaintiff and the plaintiff’s attorney had made various informal proposals at amounts approximating $80-85,000 in cash.  While discussions continue towards a possible settlement to satisfy the judgment, there have been no indications that the negotiations are serious.

Therefore, the Company expects to file litigation against Mr. Hasan for various breaches of fiduciary responsibility and other incidences of employee misconduct which may include fraud, corruption, racketeering, obstruction, forgery, deliberate falsification of records, and misuse of corporate funds.

While fully intending to commence litigation against Mr. Hasan, the Company remains hopeful that an amicable resolution of this litigation can take place without such action..

Pursuant to a May 10, 2007 stock purchase agreement, Southland Holding Corp. has agreed to acquire the Company’s equitable interest in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. Southland has agreed to assist us in settling any claims arising out of this litigation.

(11) Francisco J. Sepulveda vs. Viva International, Inc.—Mr. Sepulveda has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and relation, in violation of Title VII of the Civil Rights Act. The Company denies this complaint in its entirety. No determination has made in this matter as of September 30, 2007 and November 16, 2007.

(12) Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation----Mr. Amador Martinez has filed a claim with the Labor Department against Eastern Caribbean Airlines. The Labor Department has ruled in favor of Mr. Amador Martinez and accordingly, the Company is alleged to be obligated under this claim for an amount less than $5,000. However, a mediation of conflicts conference has been scheduled to be held on May 31, 2007. The Company has recorded a liability on its books in anticipation of being required to make a payment subject to this claim.  This claim is expected to be satisfied pursuant to a May 10, 2007 stock purchase agreement with Southland Holding Corp.

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

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds.

On January 13, 2006, restricted common stock of 417 shares was issued as consideration for appraisal, valuation and management advisory services to be rendered in connection with a proposed merger and/or joint venture with an on-line travel reservation broker.

On March 3, 2006, restricted common stock of 4,120 shares was issued in payment for corporate debts in the amount of $288,277 and accumulated interest of $28401.

On March 9, 2006, restricted common stock of 1,667 shares was issued as consideration for financial services, consulting and management advisory services.

On June 30, 2006,4,972 shares of restricted common stock were issued in payment for corporate debts in the amount of $278,924 and accumulated interest of $22,934.

On October 4, 2006, 6,025 shares of restricted common were issued in payment for corporate debts including accumulated interest of $433,816.

On May 23, 2007, 40,000 shares of restricted common shares were issued as follows:  16,667 to the Company’s Chief Executive Officer 6,667 to the Company’s Chief Financial Officer and 16,667 to the Company’s principal legal services provider.

On June 20, 2007, 7,363 shares of restricted common shares were issued in payment of corporate debts in the amount of $55,268 and accumulated interest of $7,353.

On June 20, 2007, 3,334 shares of restricted common shares were issued as consideration for financial services, consulting and management advisory services.

On July 25, 2007, 7,941 shares of restricted common shares were issued in payment of corporate debts in the amount of $59,586 and accumulated interest of $7,708.

On August 9, 2007, 707 shares of restricted common shares were issued in payment of corporate debts of $5,308 and accumulated interest of $706.

On August 21, 2007, the Company authorized 16,666 shares of restricted common shares for   issuance to the Company’s Chief Executive Officer in settlement of $105,000 in past services.

On August 21, 2007, the Company authorized 16,666 shares of restricted common shares for issuance to the Company’s Chief Financial Officer in settlement of $105,000 in past services.

On August 21, 2007, the Company authorized 16,667 shares of restricted common shares for issuance as payment for $105,000 in legal services.

On September 17, 2007, the Company authorized 23,349 shares of restricted common shares as payment for corporate debts of $118,501 and accumulated interest of $16,267.

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

RIVER HAWK AVIATION, INC.

Date: November 19, 2007	By: /s/ Calvin Humphrey
Calvin Humphrey
Chief Executive Officer Principal Executive Officer, Director

By: /s/ Robert J. Scott
Robert J. Scott
Chief Financial Officer
Principal Financial Officer,Director