Form 10KSB
period 2007-12-31
RIVER HAWK AVIATION INC
filed 2008-04-16
CIK 1088734

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2007

Commission File #0-30440

RIVER HAWK AVIATION, INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

22-3537927
(IRS Employer Identification Number)

3103 9th Avenue Drive, Hickory, NC 28601
(Address of principal executive offices)(Zip Code)

(828) 322-6044
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2007: $5,320,446
Aggregate market value of the voting common stock (on a fully diluted basis) held by non-affiliates of the registrant as of April 14, 2008, was: $276,180  (based on a stock price of $ 1.05).

Number of shares of the registrant’s common stock outstanding as of  April 14, 2008 is: 3,337,514

Transfer Agent as of April 14, 2008:

Interstate Transfer Company
874 E. 5900 South, Suite 101
Salt Lake City, Utah 84107

PART I

ITEM 1. DESCRIPTION OF BUSINESS

River Hawk Aviation, Inc. (“River Hawk” or the “Company”), a Nevada corporation,  is an aviation products and services company with operations in the aircraft charter, lease and management, fixed base operations and maintenance segments of the general aviation industry.  In addition to providing a full range of fueling services, line services, ground transportation, hangar, and ramp space at its current locations Hickory, North Carolina through its subsidiaries, Profile Aviation Center, Inc., a North Carolina corporation, and Profile Services, Inc., a Delaware corporation (collectively referred to herein as “Profile”), and in Concord, North Carolina through it’s subsidiary Carolina Air Charter, Inc. a North Carolina corporation (“Carolina Air”), River Hawk intends to develop and operate a national network of FBO aviation facilities.  Full service capabilities and client satisfaction will remain the strategic goal when considering expansion at a potential location.

Services available at each facility:

·        Charter Services
·        Refueling Services
·        Full Service maintenance team and parts supply
·        Aircraft storage, hangar and ramp space
·        Pilot recruitment and placement
·        De-ice capabilities
·        Office and shop space
·        Crew internet access
·        Escorted ramp access
·        Arrangement of Ground transportation for guests and crew
·        Pilot Training School (Affiliated with Caldwell Community College)

Corporate History

Previously, River Hawk, f/k/a Viva International, Inc., focused on providing consumer airline services in the Caribbean air travel market. Rising fuel costs and security demands over the last several years have created downward pressure on the profit margins in the consumer airline industry, while consumer demand for charter aviation services has simultaneously increased.   During the twelve month preceding this annual report, River Hawk has transitioned its focus away from the consumer airline industry to providing charter and lease management services to private customers.

In furtherance of its new focus, on May 16, 2007, River Hawk Aviation, Inc. sold its equity in its former subsidiaries, Eastern Caribbean Airlines Corporation (”EC Air”) and Viva Air Dominicana, S.A. (“VAD”), to Southland Holding Corp in exchange for the assumption by Southland of certain liabilities of EC Air and VAD.

In February 2007, the Company changed its name from “Viva International, Inc.” to “River Hawk Aviation, Inc.”

On May 23, 2007, River Hawk Aviation, Inc. entered into an agreement to acquire Profile in exchange for an 1,500,000 shares of Series A Preferred stock and 4,000,000 shares of Series B Preferred stock, and completed the acquisition in August of 2007.   Profile now exits as wholly-owned subsidiaries of the Company.

On November 15, 2007 the Company and River Hawk Aviation, Inc., the Nevada corporation, and River Hawk Aviation, Inc., a Delaware corporation based in San Antonio, Texas (the “River Hawk-SA”), amended and closed their Asset Purchase Agreement, previously amended August 29, 2007 and January 10, 2007 and (the “Asset Purchase”).  The Asset Purchase provided River Hawk with inventory including SAAB 340A Aircraft and SAAB parts inventory, contracts of River Hawk-SA, all governmental authorizations and all pending applications therefore or renewals thereof, and intangible rights and property of River Hawk-SA, including the permanent assignment of including its trade name “Riverhawk Aviation.”  In exchange, River Hawk provided River Hawk-SA with 5,500,000 shares of Series A Preferred Stock.  The sole shareholder of River Hawk-SA, Calvin Humphrey, was appointed to the board of directors of the Company in August 2006, prior to entry into the Asset Purchase.  Mr. Humphrey was also appointed as the Chief Executive Officer of the Registrant in September of 2006, subsequent to entry into the Asset Purchase.

In June of 2003, the Company changed its name from “Auxer Group, Inc.,” to “Viva International, Inc.” as a result its acquisition of Viva Airlines, Inc., a Puerto Rico corporation.

Neither River Hawk nor Viva has been involved in any bankruptcy, receivership, or other similar proceedings.

Business of the Issuer

1.  Principal Products or Services and their Markets

River Hawk is an aviation holding company focused the acquisition of Fixed Based Operations (FBOs) and Maintenance Based Operations (MBOs) with the goal of establishing a national network of charter aircraft and lease management aircraft services.  In addition to FBO, MBO and aircraft charter services, River Hawk also sells aircraft and aircraft shares, aviation products, technology and aviation related consulting services, marketing and appraisals to the aviation community.

The Company owns the Hickory, North Carolina based Profile Aviation Center, Inc. and Profile Services, Inc., a full service FBO and MBO charter services company, the Texas based River Hawk Aviation, Inc., a purchaser, refurbisher, installer and supplier of aviation parts and services to niche commercial airline and charter companies, fixed based maintenance FBOs, MBOs, government contractors, Original Equipment Manufacturers (“OEMs”) and Carolina Air Charter, located in Concord North Carolina, an aircraft charter services company.

In August of 2007,  River Hawk acquired Profile, marking its first acquisition of a full service FBO and MBO charter-services company and providing a launching point in River Hawk’s business plan to develop a network of full service FBO and MBO charter services companies throughout the United States.  Profile provides high level service within the aircraft lease-management sector, focusing on refueling services, maintenance, aircraft charter and ground services.  Profile both provides planes for charter services and manages independently-owned charter aircraft.  Profile primarily serves North Carolina, South Carolina, Georgia, and the surrounding states.  Additionally, Profile operates an on-site pilot training school where, in cooperation with Caldwell Community College of, Hudson, North Carolina, students can be trained in aviation.

River Hawk’s March 2008 acquisition of Concord, North Carolina based Carolina Air Charter, Inc., was the next step in River Hawk’s expansion, providing River Hawk with a FAA Part 135 Certificate, allowing it to offer full aircraft charter services.  Management expects that the recent acquisition of Carolina Air, in addition to the 2007 acquisition of Profile, enables River Hawk the immediate ability to offer a full range of proven aircraft chartering services, while providing the added effect of expanding River Hawk-aviation parts customer base.  Additionally, Management expects that Profile’s maintenance expertise will strengthen River Hawk’s aviation parts supply and service credentials.  Furthermore, River Hawk envisions that Profile’s pilot training program is strategically situated to enhance River Hawk’s ability in supplying pilots for charter services and government contract work.  Similarly, Management expects that Profile’s market growth strategies will benefit from gaining a presence in River Hawk’s current customer base, including purchasers of aviations parts and equipment as well as purchasers and lessees of aircraft.

Over the next five years, River Hawk intends to replicate its acquisition of Profile to either purchase and/or establish additional FBOs and charter facilities in the Mid West, Central Northern, Atlantic, South West, California and Pacific North West regions of the United States.  River Hawk’s expansion strategy relies on Management’s belief that it can exploit synergies and efficient relocation of equipment and resources to take full advantage of local knowledge and relationships of the FBO and charter facilities that it intends to acquire.   Additionally, the Company expects that an expanded network will enable River Hawk customers to plan flights throughout the country and receive competitive-rate River Hawk services at each destination.

 Service Business Analysis

Charter management in the aviation industry operates under Federal Aviation Administration (“FAA”) Regulations Part 135, which regulates aircraft with up to 30 seats and 7,500 pounds of payload.   The National Air Transportation Association (“NATA”) reports that there are approximately 3,000 holders of Part 135 charter certificates. These include approximately 2,550 for fixed wing aircraft and 450 for helicopter operators.

Additionally, according to NATA, business travelers accounts for approximately 70 percent of the charter services market, with personal travel representing the remainder.  Notably, approximately 30 percent of charter travelers used charter services almost exclusively, having nearly ceased using scheduled airlines.

NATA further reports that the highly fragmented FBO segment of the charter services industry is comprised of over 3,000 operators located at one or more of the approximately 3,000 airports with at lease at least one paved 3,000-foot runway, nationwide.  While most FBOs are single location operators, NATA characterizes operators located at three or more airports as “chains,” and if located in at least two distinctive regions of the country, as a “national” chains as compared with “regional” chains.  River Hawk’s goal to establish a national chain reflects its belief in a national chain benefits from enhancing client retention by providing its clients with nationwide flight access yet enabling the company to manage fuel costs at each destination in its network.

River Hawk believes the general aviation market has historically been somewhat cyclical, with revenues correlated with general economic conditions. We also believe that the current charter services marketplace provides growth opportunities for the following reasons:

•
The increasing emphasis on security at the country’s major airports during the current decade has effected a fundamental change in the demand for the convenience private aviation services for both business and leisure travel.  These security initiatives and related increase in check-in delays have shifted demand private aircraft travel.

•
New generation private jet aircraft are increasingly entering the market, providing a broader range of more affordable variable range light and very light jets. As this new generation of private jet aircraft begins to proliferate, we believe there will be a resultant demand for more FBO services in secondary markets as well as in middle America, where these aircraft might be expected to put down and take on fuel en route to their final destinations.

Greater traffic at major and regional airports has led to a shortage of runways space for larger, commercial  jet aircraft at major and even regional airports, further exasperating flight delays and enhancing the very light jet market.

2.  Distribution Methods of the Products and Services

Marketing and Sales

With the acquisition of River Hawk-San Antonio and Profile, we intend to dedicate a small but focused sales force to maintain and increase sales of charter activity primarily and FBO services, with an emphasis on maintenance and refueling.  Senior executives will complement and enhance these efforts and directly focus on pursuing aircraft owners to add their aircraft to our managed fleet.

Planed enhancements to the Company’s website will support enables the sales force and enhance tow way communication between clients, potential clients, and Company.

Competition

Charter services is a highly fragmented segment of the aviation industry, with competition at the local, regional and national level.  Management believes that the current fleet of aircraft managed it manage provides a platform from which it can expand the type and number of aircraft that it can deploy for charter.

The current managed fleet is comprised of 16 managed aircraft, 6 of which the Company either owns outright or shares ownership interests and 6 of which it manages for third-party owners, including Beech, KingAir, Citation and Cessna.  Owning shares of certain aircraft enables the Company to spread out carrying costs when an aircraft would otherwise be idle, while allowing us to cost-effectively expand the size and variability of our fleet.  As of the date of this document, the managed and charter fleet was comprised of 1 jet aircraft and 15 propeller aircraft.  We are currently in negotiations to lease additional jets, which will provide added convenience at greater destination ranges to our clients.

The FBO segment of the industry, the vast majority of which are independent, single location operators, is characterized by competition in both pricing and service, leading to a broad range or fees and services even within relatively small geographic regions.  River Hawk expects that as it expands its network its increasing size will provide greater buying power from suppliers and consequential lower costs, which will enable more consistent services and aggressive pricing to current and potential clients.

Effect of existing or probable government regulation

Our business operates under the regulation and supervision of the Federal Aviation Administration (FAA). Our services, including, among other things, dispensing fuels, repair services, maintenance services and pilot management services are under the purview of local, regional and national regulatory agencies. The adoption of new regulations could, and generally does, result in increased costs that can not be reliably estimated in advance.

Government Approvals

FBOs, MBOs and charter services companies generally operate on municipal or other government owned real estate properties, as with Profile. At times we will need to obtain certain consents or approvals from those government entities in conjunction with our operations, acquisition or expansion, and with the terms of relevant airport leases.  There can be no assurance that we shall obtain such consents on terms favorable to the Company.   Any such failure could result inability to expand services at a location or to a location and under certain contracts could hinder additional acquisitions that we otherwise would consider.

Costs and effects of complying with environmental laws

In dispensing fuels and in maintenance and repair operations, we handle virgin and waste petroleum products.  These activities are subject to federal, state and local environmental laws. The Company intends to comply with these laws as part of its standard operating practice. The cost of this compliance is considered a normal cost of operations.

Employees

As of the date of this document, we employ 41 full-time or part-time employees and independent contractors.

Raw materials

    Not applicable.

Dependence on one or a few major customers

Not applicable.

Patents, trademarks, licenses, franchises, concessions, royalty agreements, and labor contracts

River Hawk has a trademark for its trade name, “River Hawk Aviation” and “Riverhawk Aviation.”

Research and development

Not applicable.

Risk Factors

The following information describes the various risks relating to both the Company’s operations and its common stock.  The below risks are deemed as being material to a decision to invest in our Company.  The Company could also be adversely affected by additional risks and uncertainties not presently known or believed to be material.  The following risks should be considered carefully, together with all of the other information included in this prospectus, before an investor decides to purchase any shares of the Company’s common stock.

Risks Related to the Operations of the Company:

The Company’s business is difficult to evaluate because we have a limited operating history and an uncertain future.

 While Profile was established in, and has operated since, 1996, River Hawk, as an aviation holding company, has a limited operating history upon which to evaluate present business and future prospects.  We face risks and uncertainties relating to our ability to implement our business plan successfully.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise generally.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the commencement of operations and the competitive environment in which we operate.  If we are unsuccessfully in addressing these risk, our business, results of operations, financial condition and prospects will be materially harmed.

The Company could be adversely affected by increases in fuel prices.

 An increase in fuel prices could discourage passengers from flying on private jets and decrease revenue for the entire airline industry.  If fuel prices substantially increase, it could affect the price to operate flights and adversely affect revenue, having a material impact on achieving profitability unless the Company’s customers are able to absorb the price increase.  The competitive nature of the aviation industry will affect the Company’s ability to pass on increased fuel prices by increasing rates.  Currently, we do not anticipate a decrease of available fuel. However, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it difficult to predict future availability of jet fuel.  If there are new outbreaks of war and other conflicts in oil producing areas, this could also affect fuel availability.

The segments of the aviation services industry in which the Company operates are extremely competitive.

 The Company competes with national, regional and local charter management operations, aircraft maintenance operations and fixed based operators.  Most of our competitors have been in the business far longer than we have and many may have greater financial resources available to them.  Having greater financial resources will make it easier for these competitors to absorb higher fuel prices and other increases in expenses.  In addition, these competitors might seek acquisitions in competition to us.  Accordingly, we can give no assurance that we will be able to successfully compete in our industry.

The Company’s future success is largely dependent upon locating and acquiring FBO’s at strategic points across the country.

 The Company’s business is based on the acquisition of FBOs and MBOs in strategic locations across the country.  These acquisitions will be largely dependent upon location and availability.  If the Company is unsuccessful at finding available FBOs and MBOs to join the Company, operations and revenue would suffer.  Furthermore, it will take significant financial resources to acquire FBOs and MBOs.  If the Company, does not have adequate financial resources the success of its business will be adversely affected.

Compliance with various regulations governing the airline industry can be costly, and we could be harmed if the Company fails to comply with such regulations.

 Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs that can result in increased costs for passengers and the airline.  The FAA, DOT and TSA periodically propose additional laws, regulations, taxes and airport rates and charges.  Such measures could have the effect of raising costs, reducing revenue or reducing demand for air travel.  The Company expects to continue incurring expenses to comply with existing and future regulations.  Moreover, if the Company fails to comply with applicable regulations, it may be subject to criminal and civil sanctions.

Future terrorist attacks, other world events, general economic conditions and other factors beyond the Company’s control could substantially harm the Company.

 Concerns about further terrorist attacks have had a negative impact on air travel demand.  In addition, security procedures introduced at airports since the attacks have increased the inconvenience of air travel, both in reality and in customer perception, leading to further reduction in demand.  Additional terrorist attacks, the fear of such attacks, continued conflict in Iraq, Afghanistan and other countries could further affect the airline industry and could cause general instability in financial markets.

 While we believe that our lease management and FBO services are less vulnerable to decrease in demand under these circumstances than commercial, scheduled passenger services, because a substantial portion of air travel, including business travel, is discretionary, the industry tends to experience adverse financial results during economic downturns.  Any general decline in passenger traffic may harm the Company’s business.

 The Company may require additional financing to expand our businesses apart from the use of financing to effect acquisitions.

 It is possible the Company may require additional financing during the fiscal year ending December 31, 2008.  We can give no assurances as to obtaining additional cash flow from operations, receiving additional financing or attaining profitability.

Other factors beyond the Company’s control could substantially harm the Company.

 The Company’s operations are also subject to delays caused by factors beyond its control, including air traffic congestion at airports, adverse weather conditions and increased security measures.  Such delays frustrate passengers, reduce aircraft utilization and increase costs, all of which may affect profitability and harm the Company’s financial condition and results of operations.

If the Company is unable to upgrade its aircraft and FBO procedures and equipment, it could adversely affect the Company’s results of operations.

 The airline industry is constantly developing new technologies and procedures for aircrafts and FBO procedures and equipment.  If the Company cannot afford to upgrade its equipment competitors with the newer technologies will have an advantage in the marketplace.

The Company’s success is largely dependent upon key management and other personnel.

 The Company’s future success will be heavily dependent on the performance of our executive officers and managers, as well as retaining and training employees.  Although we believe we will be able to hire and retain qualified personnel, we can give no assurance that we will be successful in obtaining, recruiting and retaining such personnel in sufficient numbers to increase revenues, attain profitability or successfully implement our growth strategy

Risks related to the Company’s Common Stock:

The Company’s common stock is subject to the penny stock rules.

 The Securities and Exchange Commission has adopted a set of rules called the penny stock rules that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market) or authorized for quotation on an automated quotation system sponsored by a registered pre-1990 securities association, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If a market ever does develop for our common stock, as to which we can give no assurance, and it should remain subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares of our common stock.

The Company does not anticipate paying dividends on our common stock in the foreseeable future.

 We intend to retain future earnings, if any, to fund our operations and to expand our business. Accordingly, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

The Company’s board right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

 Our board of directors currently has the right, with respect to the 25,000,000 authorized shares of blank check preferred stock, to authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our board without the approval of the holders of our common stock. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a corporate reorganization or acquisition even if the reorganization of acquisition would not have an adverse effect on their rights. This right, if granted, would give them a veto with respect to any reorganization. Or they could be granted 20 votes per share while voting as a single class with the holders of the common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a reorganization or acquisition. This would make an acquisition of our Company less attractive to a potential acquirer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our Company which a majority of our then holders of our common stock otherwise favor.

ITEM 2. DESCRIPTION OF PROPERTY

The Profile FBO facilities include 180,000 square feet of hangar, maintenance and office facilities, with space available for expansion, as needed, at the Hickory Regional Airport.  The facilities also include a Federal Aviation Regulation (“FAR”) part 145 repair station operation, a FAR part 135 charter operation, and aircraft leasing.  Profile employs over 60 people at their facilities, 24 of whom are independent-contractor pilots, which reduces liability risks.  River Hawk pays the City of Hickory an approximate average monthly rent of $13,000 per month for the lease and has recently agreed to pay additional rental fees that will begin in May of 2008 and increase the average monthly rent approximately $19,200.  Further, the Company has agreed with the City of Hickory to share overall operating expenses of the airport up to ceiling of $150,000 per year with certain credits reducing the cost sharing exposure.  This cost sharing arrangement is intended to be in place for approximately a 5 year period and the Company expects that the net exposure it will have will approximate $65,000 to $75,000 per year.

We presently utilize approximately 950 square office space located at 954 Business Park Drive, Traverse City, MI. The Company’s lease obligation for this space is $950 per month plus utilities.

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

 (9) Ivan Figueroa vs. Eastern Caribbean Airlines Corporation. and Viva International, Inc.- Mr. Figueroa filed a claim against the Company and its former subsidiary, Eastern Caribbean Airlines, Inc., alleging that he has suffered $5 million in damages as a result of an alleged breach of an agreement between Eastern Caribbean Airlines, Inc. and Viva International, Inc, pursuant to a the Company’s termination of it’s acquisition of Cool Tours, Inc.   A status conference was held on November 30, 2006 and the court allowed a request for discovery to be extended.  Prior to the commencement of discovery, legal counsel for Eastern Caribbean Airlines and Viva International, Inc. withdrew their representation of the Company due to lack of payment of outstanding professional services.  Subsequently, the Court ordered Eastern/Viva to appear before them with new legal representation.  The Company has agreed to engage new counsel and a pleading is expected to be filed within the imposed time frame as mandated by the Courts.  Mr. Figueroa was previously the owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company had invested substantially into it’s the Cool Tours, Inc., Puerto Rico based operations through Eastern Caribbean Airlines, Inc., and believes that the  claimed are untenable and inflated.   The Company recently engaged new counsel in the matter and is preparing complete discovery.

(10) Syed Hasan vs. Viva International, Inc. and Eastern Caribbean Airlines Corporation—Mr. Hasan, formerly the Company’s CEO and President as well as having served in other capacities during his tenure, filed a complaint in the State of Georgia seeking compensation for past unpaid services and for various incurred business expenses. In October 2007, the court entered default judgment in favor of Hassan in the amount of $219,076.66, which River Hawk subsequently satisfied in February of 2008.  The aggregate cost of satisfying the judgment and accompanying costs was $226,635.38.

 (11) Francisco J. Sepulveda vs. Viva International, Inc.—Mr. Sepulveda has filed a charge of discrimination against Viva before the Equal Employment Opportunity Commission (EEOC) for discrimination on the basis of national origin and relation, in violation of Title VII of the Civil Rights Act. The Company denies this complaint in its entirety. No determination has made in this matter.  River Hawk intends to demand an indemnification benefit that received from a third party as to this litigation, pursuant to a May 10, 2007 stock purchase agreement with Southland Holding Corp., under which the Company sold its equitable interest in Eastern Caribbean Airlines Corporation and Viva Air Dominicana S.A. to Southland.

12) Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation----Mr. Amador Martinez has filed a claim with the Labor Department against Eastern Caribbean Airlines. The Labor Department has ruled in favor of Mr. Amador Martinez and accordingly, the Company is alleged to be obligated under this claim for an amount less than $5,000. However, a mediation of conflicts conference has been scheduled to be held on May 31, 2007. The Company has recorded a liability on its books in anticipation of being required to make a payment subject to this claim.  This claim is expected to be satisfied pursuant to a May 10, 2007 stock purchase agreement with Southland Holding Corp.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 6, 2007, the Company effected a 1 for 40 reverse stock split of both the isues and outstaning shares of common stock of the comoany and of the authorized shares of common stock of the Company.  All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

On August 21, 2007, a majority (54%) of the shareholders of the Company consented, pursuant to Section 78.320 of the Nevada Revised Statutes, to (1) the amendment to the Articles of Incorporation to increase the authorized common stock of the Company from 25,000,000 to 500,000,000; (2) the 1-for-30 reverse split of the issued and outstanding common stock of the common stock of the Company (3) the merger of Profile with the Company, under which Profile became wholly-owned subsidiaries of the Company,  and (4) the Asset Purchase of River Hawk-SA, under , under which River Hawk-SA became a wholly-owned subsidiary of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of  March 15, 2008, the Company had 4,664 shareholders.  Our shares of common stock are currently traded over the counter under the symbol “RHWI”.

The reported high and low bid prices for our common stock are shown below for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2004 and 2003 shown below are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions.

Period	HIGH BID	LOW BID

2007

First Quarter	35.86	15.30
Second Quarter	24.00	6.30
Third Quarter	8.30	3.00
Fourth Quarter	7.00	1.60

2006

First Quarter	6.80	2.40
Second Quarter	4.40	2.00
Third Quarter	3.60	1.60
Fourth Quarter	3.20	0.80

DIVIDENDS

We intend to retain any future earnings to support our growth, in the foreseeable future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

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

Results of Operations for the Three Months Ended December 31, 2007 and 2006.

River Hawk Aviation, Inc.(formerly known as Viva International, Inc) had sales of $ 3,834,986 for the quarter ended December 31, 2007 as compared to sales of $-0- for the quarter ended December 31, 2006.  For the year ended December 31, 2007,    River Hawk completed the acquisitions of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. as well as the privately held River Hawk during 2007.  The acquired companies had ongoing operations which have been continued.

River Hawk Aviation, Inc. (formerly known as Viva International, Inc.) had a net loss of $988,323 for the quarter ended December 31, 2007 as compared to a net loss of $555,684 for the quarter ended December 31, 2006.   Transitional costs and expenses in absorbing the acquisitions of Profile Aviation Services, Inc. Profile Aviation Center, Inc. and privately held River Hawk Aviation, Inc. as well as reorganization efforts undertaken contributed to the increase in net losses.

River Hawk Aviation, Inc.(formerly known as Viva International, Inc). had general administrative expenses of $433,440 for the quarter ended December 31, 2007 as compared to $271,568 for the quarter ended December 31, 2006.  The increase is costs is attributable to the completion of the acquisitions of Profile Aviation Services, Inc., Profile Aviation Center, Inc. and the privately held River Hawk Aviation, Inc.

River Hawk Aviation, Inc. (formerly known as Viva International, Inc.) had interest expenses of $221,997 for the quarter ended December 31, 2007 as compared to $28,187 for the quarter ended December 31, 2006.  The increase in these expenses is attributable to the completion of the acquisitions of Profile Aviation Services, Inc., Profile Aviation Center, Inc. and the privately held River Hawk Aviation, Inc   Accordingly, the level of debt on which the Company pays interest has increased from levels existing in 2006.

Results of Operations for the Twelve Months Ended December 31, 2007 and 2006

River Hawk Aviation, Inc. (formerly known as Viva International, Inc.) had sales of $5,320,446 for the twelve month period ended December 31, 2007 as compared to $-0- for the twelve-month period ended December 31, 2006.  The increase in sales is entirely attributable to the Company’s acquisition of Profile Aviation Services, Inc., Profile Aviation Center, Inc. and the privately held River Hawk Aviation, Inc. during 2007.

River Hawk Aviation, Inc. (formerly known as Viva International, Inc.) had net losses of $3,406,261 for the twelve month period ended December 31, 2007 as compared to net losses of $2,274,698 for the twelve-month period ended December 31, 2006.   The increase in net losses is due to the Company’s reorganization during 2007 coupled with transitional expenses relating to the Company’s acquisitions of Profile Aviation Services, Inc., Profile Aviation Center, Inc. and the privately held River Hawk Aviation, Inc.

River Hawk Aviation, Inc.(formerly known as Viva International, Inc.) has general and administrative expenses of $1,979,541 for the twelve month period ended December 31, 2007 as compared to $1,258,218 for the twelve-month period ended December 31, 2006.  The increase in general and administrative expenses is primarily attributable to the Company’s acquisition of Profile Aviation, Services, Inc., Profile Aviation Center, Inc. and the privately held River Hawk Aviation combined with increased reliance on outside consultants and financial guarantees pursuant to the acquisitions.  The majority of the increased expenses were funded through issuance of the Company’s common shares.

River Hawk Aviation, Inc. (formerly known as Viva International, Inc.) had interest expenses of $366,779 for the twelve month period ended December 31, 2007 as compared to $132,249 for the twelve month period ended December 31, 2006.  The increase in these expenses is attributable to the Company’s acquisition of Profile Aviation Services, Inc., Profile Aviation Center, Inc. and the privately held River Hawk Aviation, Inc. and the associated debt structures that were in place at the time of acquisition..

Our principle source of funding the three-month period ending December 31, 2007 was from the operations of our wholly owned subsidiaries.

Sources of Liquidity

For the quarter ended December 31, 2007, we paid for operations through cash flows generated from our subsidiaries and accordingly, reliance upon related parties and shareholders have been significantly reduced.  We were able to obtain a $300,000 line of credit from Wachovia Bank through guarantees of Aerologistics Investment Holdings, LLC  Aerologistics  is a LLC comprised of the Company’s Chief Executive Officer, a Company Director and the Company;’’ primary legal counsel.  Largely through the financial strength and capability of Aerologistics the Company has been able to meet its ongoing as well as its unusual demands on its cash flows without an unusual degree of difficulty.  Previously, we have had to rely exclusively on loans from related parties and our shareholders.  We had notes Payable to related parties and shareholders of $538,379 on December 31, 2007. During 2007, we did issue 43,696 common shares to  retire certain loans and accrued interest  of $270,968 and we also issued 90,000 shares of common stock to certain employees, advisors and consultants as partial payment for services only and did not otherwise sell or issue any common stock for any other operating or investment activities during the quarter ended December 31, 2007.

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

Significant Accounting Policies

Basis of Financial Statement Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred $24,033,976 of net losses for the period of April 18, 1995 to December 31, 2007. The Company’s continuation as a going concern is dependent upon its ability to restructure its loans and obligations as well as to acquire profitable aviation “niche” companies to complement its existing group of subsidiaries and to avail itself of adequate financing at a reasonable cost. The Company has made substantial progress in procuring financing since completing its acquisitions of Profile Aviation Services, Profile Aviation Center, Inc. and the privately held River Hawk Aviation, Inc..  However, much of the progress has been due to the support and backing of Aerologistics Investment Partners, LLC that is comprised of the Company’’s Chief Executive Officer, a Company director and the Company’s primary legal counsel.  There can be no guarantee that Aerologistics Investment Partners, LLC will continue to financially back and support the Company and there can be no guarantee that the Company will soon be able to acquire any needed financing on its own.

This Form 10-KSB  may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

 We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our interim and audited consolidated financial statements and the Management’s discussion and analysis of financial condition and results of operations.

 In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

ITEM 7. FINANCIAL STATEMENTS

RIVER HAWK AVIATION, INC.
CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007

RIVER HAWK AVIATION, INC.

INDEX

PAGE

INDEPENDENT AUDITORS' REPORT	F2

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F7-F20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
River Hawk Aviation, Inc,
(Formerly Viva International, Inc.)

We have audited the accompanying consolidated balance sheet of River Hawk Aviation, Inc. (formerly Viva International, Inc.) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Hawk Aviation, Inc. (formerly Viva International, Inc.) at December 31, 2007 and the results of its’ operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Kempisty & Company CPAs, P.C.
Kempisty & Company
Certified Public Accountants PC
New York, New York

April 15, 2008

RIVER HAWK AVIATION, INC.

CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	2007

Current Assets
Cash	$484,622
Accounts receivable	512,770
Inventories	724,503
Prepaid expenses	78,876
Total Current Assets	1,800,771

Property, Plant & Equipment-net	19,370,501

Total Assets	$21,171,272
Liabilities and Capital
Current Liabilities
Accounts payable and accrued expenses	$3,827,562
Aviation maintenance and engine reserves	1,235,311
Payroll taxes payable	26,603
Notes payable-shareholders	538,379
Current maturities of long term debt	5,691,774
Cumulative dividends payable-preferred stock	109,297
8% Preferred stock-Series B	2,500,000

Total Current Liabilities	13,928,926

Long term debt, net of current maturities	4,423,814
8% Preferred stock-Series B	1,500,000
Total Liabilities	19,852,740

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at $.001 par value
Series A. 10,500 shares authorized, 7,000,000 shares outstanding at December
with 3,500,000 shares to be issued	10,500
Common stock, 500,000,000 shares authorized at $.001
par value; issued and outstanding 197,512 at December 31, 2007	198
Additional paid-in capital	25,341,810
Accumulated deficit	(24,033,976)
Stockholders' Equity	1,318,532
Total Liabilities and Capital	$21,171,272

See Notes to Financial Statements

RIVER HAWK AVIATION, INC.VIVA INTERNATIONAL, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Sales revenues	$5,320,446	$-

Cost of sales	4,389,439	-

Gross profit (loss)	931,007	-

General and administrative expenses	717,541	928,818
Compensation & services paid for in stock	1,262,000	330,000
Expenses resulting from reorganization paid for in stock	964,871	-
Interest expense	366,779	132,249
	3,311,191	1,391,067
	(2,380,184)	(1,391,067)
Other income and (expenses)
Gain (loss) on disposal of assets	(1,554)	-
Interest income	1,478	46
Miscellaneous income	61,248	-
Miscellaneous expense	(42,273)	-

(Loss) from continuing operations	(2,361,285)	(1,391,021)
Provision for income taxes	0	0

Net loss from continuing operations	(2,361,285)	(1,391,021)
(Losses) from discontinued operations-net of tax	(935,679)	(883,677)
Net (loss) before preferred dividends	(3,296,964)	(2,274,698)
8% cumulative preferred dividend	109,297	-
Net (loss) for common shareholders	(3,406,261)	(2,274,698)

Basic and fully diluted (loss) per share-continuing operations	$(21.58)	$(28.92)
(Loss) per share from discontinued operations	$(8.55)	$(18.38)
Total (loss) per share	$(31.13)	$(47.30)

Weighted average shares outstanding	109,419	48,089

See Notes to Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY KNOWN AS VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Capital in
	($0.001 par value)		($0.001 par value)		Excess of
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance December 31, 2005	44,513	$45	$-	$-	$14,309,058	$(18,354,571)	$(4,045,468)

Common stock issued for services	2,083	2	-	-	329,998	-	330,000
							-
Common stock issued in settlement of
debt and accrued interest	15,116	15	-	-	1,052,337	-	1,052,352

Loss for year ended December 31, 2006	-	-	-	-	-	(2,274,698)	(2,274,698)

Balance December 31, 2006	61,712	62	-	-	15,691,393	(20,629,269)	(4,937,814)

Common stock issued for services	90,000	90	-	-	736,910	-	737,000

Common stock issued in settlement of
debt and accrued interest	43,696	44	-	-	270,924	-	270,968

Fractional share adjustments issued
pursuant to stock splits	2,104	2	-	-	(2)	-	-

Preferred stock authorized pursuant to
acquisition of Profile Aviaiton Services	-	-	750,000	750	3,222,345	-	3,223,095

Preferred stock authorized pursuant to
acquisition of Profile Aviation Center	-	-	750,000	750	4,527,414	-	4,528,164

Preferred stock authorized pursuant to
the acquisition of inventories and
financial guarantees and commitments	-	-	5,500,000	5,500	819,500	-	825,000

Preferred stockauthorized pursuant to
financial guarantees and commitments	-	-	3,500,000	3,500	521,500	-	525,000

Costs and adjustments resulting
from reorganization	-	-	-	-	(448,174)	1,554	(446,620)

Deficit adjustment pertaining to
subsidiary's economic interests
Loss for year ended December 31, 2007						(3,406,261)	(3,406,261)

Balance December 31, 2007	197,512	$198	10,500,000	$10,500	$25,341,810	$(24,033,976)	$1,318,532

See Notes to Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006

Operating Activities
Net loss	$(3,406,261)	$(2274698)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	498,820	-
Common stock issued for services	1,262,000	330,000
Preferred stock issued pursuant to reorganization	964,871	-
Loss from discontinued operations	935,679	883677)
Cumulative preferred dividends	109,297	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(516,330)	6,476
(Increase) decrease in inventories	39,415	-
(Increase) decrease in prepaid expenses and other assets	(78,876)	129,723
Increase (decrease) in accounts payable and accrued expenses	-(124,275)	467,586
Increase (decrease) in taxes payable	(3,774)	(40,743)
Net cash (used) by operating activities	(319,434))	(497,979)

Investing Activities
Acquired cash position through merger and acquisition	632,227	-
Acquisition of fixed assets	(8,569)	-
Net cash provided (used) by investing activities	623,658	-

Financing Activities
Loans from related parties,shareholders & others	48,027	495,861

Loans from financial institutions	300,000	-
Repayment of installment debt obligations	(169,355)	-
Net cash provided by financing activities	178,672	495,861

(Decrease) in cash	482,896	(2,118)
Cash at beginning of period	1,726	3,844
Cash at end of period	$484,622	$1,726

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$366,779	$132,249
Income taxes (benefits)	$-	$-

See Notes to Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1-ORGANIZATION AND OPERATIONS

    River Hawk Aviation, Inc. (formerly Viva International, Inc) is currently comprised of its wholly owned subsidiaries: Profile Aviation Services, Inc, Profile Aviation Center, Inc., Hardyston Distributors, Inc. , CT Industries and Universal Filtration Industries.   In addition, the company controls the assets and activities of variable interest entities known as King Air 27CS, LLC, Commonwealth Aviation, LLC and Eagle Aviation, LLC and accordingly, the assets, liabilities and operations of these entities are included in the Company’s consolidated financial statement.   The Company previously held equity interests in Viva Airlines, Inc., Viva Air Dominicana S.A. and Eastern Caribbean Airlines, Inc. which have been sold and/or assigned to the Southland Holdings Group, Inc.

    River Hawk Aviation, Inc. was formed on June 20, 1920 under the laws of the State of Idaho as The Auxer Gold Mines. On May 2, 1995 the certificate was amended to change the name of the Company to Auxer Industries, Inc.

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

    On March 14, 2005, Viva International, Inc. reorganized as a Nevada corporation.

    On April 18, 1995, the Company acquired CT Industries, Inc. (“CT”), a New Jersey corporation.

    On February 8, 1996, the Company acquired Universal Filtration Industries, Inc. (“Universal Filtration”), a New York corporation.

    On April 22, 1999, the Company formed Hardyston Distributors, Inc. (‘Hardyston”) d/b/a The Mechanics Depot, a Nevada Corporation.

    On January 8, 2003, the Company entered into an agreement to exchange 256 shares of the Company’s common stock for 100% ownership of Viva Airlines, Inc., a Puerto Rico corporation.

    On September 26, 2006, the Company agreed to purchase essentially all of the assets of River Hawk Aviation, Inc. a privately held Texas corporation in a transaction providing for the payment of up to $2.5 million of cash and the issuance of 500.000 shares of Preferred Class A shares. On January 10, 2007, the Company amended this agreement to provide for the issuance of two promissory notes aggregating $2.5 million in lieu of the cash requirement and changed the shares issued to 3.5 million shares of common stock in lieu of preferred shares.  The agreement was amended a third time due to the Company’s inability to raise sufficient capital to meet any of the agreement’s underlying cash requirements and due in part to some difficulty in providing reasonable accounting estimates of the carrying value of the assets acquired.  Accordingly, the agreement was amended (and the transaction closed as of August 29, 2007) to provide for 5.5 million of Preferred Series A stock in exchange for a portion of the assets of privately held River Hawk Aviation and that certain other assets would be placed with the Company on a consignment basis subject to the Company providing warehousing, insurance, inventory management & control, sales & marketing and administration.  The Company will retain 20% of sales revenues on consignment inventory asset sales up to $781,250 and will retain 35% of all remaining sales as long as the consigned inventory would remain in its possession.   Further details of the agreements have previously been provided via 8-K filings of September 26, 2006, January 10, 2007 and November 15, 2007 are available for examination.

    The asset acquisition agreement of the privately held River Hawk Aviation, Inc assets and business operations including customer contacts, lists, inventories, contracts and other required assets puts the Company into the wholesale and retail distribution of aviation spare parts and accessories as well as provides it will the opportunity to provide aviation brokerage services. Privately held River Hawk Aviation, Inc. has operated at volumes approximating $1 to $1.8 million during each of the most recently completed three years ended December 31, 2006

    In February of 2007, the Company changed its name from Viva International, Inc. to River Hawk Aviation, Inc. to reflect its new corporate vision and the desire to capitalize upon the good will and networking capability of its privately owned predecessor.

    On May 10, 2007, the Company agreed to sell its interests in Viva Air Dominicana S.A. and Eastern Caribbean Airlines, Inc. to Southland Holdings Group, Inc. in exchange for the payment of certain existing liabilities.  To date, there have been difficulties with the exchange and there is some doubt as to the willingness and/or ability of Southland Holdings Group, Inc. to complete the agreement as was intended.  At any rate, the Company has no intention of resuming operations at either Eastern Caribbean Airlines or Viva Air Dominicana S.A. should Southland be forced to vacate the sales agreement.

    On August 28, 2007, the Company completed the acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. (“Profile”) by exchanging 1.5 million shares of Preferred Series A securities and 4.0 million shares of 8% Preferred Series B securities for the entire equity interest in each of the Profile companies.  Profile operates an aviation fixed base operation from a regional airport in Hickory, North Carolina.  Profile provides the following services to its customers: aircraft maintenance, aircraft leasing for Company owned and privately owned aircraft, flight following and related pilot and owner services, ground handling, and aviation fueling.   In 2006, Profile generated in excess of $10 million in operating revenues.  Profile Aviation Services, Inc. is a managing member and equity stakeholder in Eagle Aviation, LLC, Commonwealth Aviation, LLC and King Air N2727CS, LLC.  Eagle, Commonwealth and King are entities created to hold aviation assets and the utilization of the assets and administration thereto is determined and controlled by Profile Aviation Services, Inc.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation/Going Concern

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $24,033,976 for the period from April 18, 1995 to December 31, 2007 and had limited operating revenues during the period of January 8, 2003 through December 31, 2006.  Concurrent with the acquisitions of privately held River Hawk Aviation, Inc., Profile Aviation Services, Inc. and Profile Aviation Center, Inc. in August of 2007, the Company realized in excess of $5.3 million in operating revenues in 2007.  However, the Company has not yet been able to achieve reportable operating income from its operations.  Pursuant to the 2007 acquisitions noted above the Company issued additional debt and equity instruments.  In addition, the Company was aware that certain existing indebtedness of its acquired companies would have to be reworked or refinanced due to a change in ownership or a scheduled expiration of maturation of the loans.   These factors indicate that the Company’s continuation as a going concern is likely to be dependent upon its ability to obtain adequate financing.

    The Company will require substantial additional funds to sustain its existing subsidiary operations as well as to meet its obligations resulting from the issuance of an 8% preferred security containing call features with the first calls of approximately $2.5 million due to occur within the next 12 months.  The call feature guarantees the holder a strike price of $1 per share.  The preferred holder has the option of converting the preferred into shares of common stock and the Company believes that the preferred holder will exercise the conversion to common rather than to make a call.  The Company plans to make other acquisitions of aviation “niche” companies and to expand its existing subsidiary operating base and to perhaps, add additional aviation assets.  The execution of these plans will require ongoing and long term financing and accordingly the Company will continue on an ongoing basis to engage it various financing efforts.

    The consolidated financial statements presented consist of the Company and its wholly owned subsidiaries, Profile Aviation Services, Inc., Profile Aviation Center, Inc., Viva Airlines, Inc., CT Industries, Inc., Universal Filtration Industries, Inc.,,, Hardyston Distributors, Inc., Eastern Caribbean Airlines Corporation and its 49% owned Viva Air Dominicana S.A., all of which are under common control. Material inter-company transactions and balances have been eliminated in consolidation.

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
DECEMBER 31, 2007

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Noncontrolling interest in Consolidated Financial Statements

    On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that doe not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

Business Combinations

    On December 4, 2007, the FASB issued SFAS. NO. 141R, Business Combinations.  SFAS No. 141R requires the acquiring entity in abusiness combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

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
DECEMBER 31, 2007

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

    In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB. No. 51, requiring all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods after June 15, 2003. Pursuant to the Company’s acquisition of Profile Aviation Services during 2007, it has become the primary beneficiary and is in control of the utilization and administration of aviation assets held in Eagle Aviation, LLC, Commonwealth Aviation, LLC and King Air N27CS, LLC.  Accordingly, these respective entities have been consolidated into the financial statements of the Company.  For the reporting period ended at December 31, 2007, $217,482 of operating losses from the operation of Eagle Aviation, LLC, Commonwealth, LLC and King Air N27CS, LLC are included in the Consolidated Statements of Operations.  These respective entities are essentially “asset holding” enterprises with an expected limited term of existence.  The Company has the capability of selling off the assets through its brokerage capabilities, trading off the asset, buying out or selling out its equitable interest.  With regard to future operations, the Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operation.

Note 4- ACQUISITIONS

Mergers and Acquisitions

    On August 28, 2007, the Company merged with and acquired Profile Aviation Services, Inc. and Profile Aviation Center, Inc.  Pursuant to the mergers and acquisitions, the Company issued 1.5 million shares of Preferred Series A and 4.0 million shares of Preferred Series B.  The Preferred Series A shares have the equivalent voting rights of 10 votes per each share as compared to common shares which have voting rights of  one vote per one shares.  The Preferred Series B shares carry a cumulative coupon of 8% and also contain a call feature that the allow the holder to upon 30 days prior notice call the Company to purchase dated calls at a designated purchase price of $1 per share.  Under the merger and acquisition agreement, 1.5 million shares are convertible at any time, 1.0 million shares are convertible at any time following twelve months from the date of agreement (August 28, 2007), 1.0 million shares are convertible at any time following twenty four months from the date of the agreement and 500,000 shares are convertible at any time following thirty six months from the date of the agreement.  In exchange for the value of the net assets received in merger and agreement of $11,873,252, the Company has valued the Preferred Series B shares issued at the call provision of $1.00 per share and has valued the Preferred Series A shares issued at $7,873,252.

Asset Acquisition Agreement

    On August 29, 2007, the Company completed the acquisition of aviation parts and accessories from a company privately owned by the Company’s Chief Executive Officer.  The Company issued 5.5 million shares of Preferred Series A in exchange for the net assets received of $205,337.  The Preferred Series A shares had an estimated market value of $825,000 based upon the current trading market price in the Company’s common shares.  The difference between the value of shares exchanged and the net assets received has been recognized as a reorganization expense.

Acquisition of Telecommunications Switch Operations

    On August 24, 2000 the Company acquired two telecommunications excel switching platforms from Colbie Pacific Capital, an unrelated party, in exchange for a note payable in the amount of $558,000 (which included imputed interest at 12% in the amount of $48,660). The Company placed these assets into its wholly owned subsidiary, Auxer Telecom, Inc. In December of 2000, Auxer Telecom started operations. The note is in default.  The Company does not intend to cure the default on this debt obligation. However, the Company believes that it will be able to negotiate a favorable settlement with Colbie and hopes that this can be done during 2008 or reasonably soon thereafter.   During 2001 the Company closed down Auxer Telecom, Inc. and transferred its assets to Auxer, Inc. The Company determined the assets were impaired in 2002 and accordingly, they were written down by $299,159.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Note 5-  ACCOUNTS RECEIVABLE

    At December 31, 2007, the Company had trade accounts receivables of $512,770.  Receivables consist of open accounts generated pursuant to utilization of the various Company aviation services principally as follows:  scheduled and general maintenance, aircraft leasing and fueling services.  The collection of open trade receivables is usually fairly expedient and the need for reserves for uncollectible accounts has not previously been necessary.  Accordingly, any bad debts or uncollectible accounts have been expensed as required.  To improve the timeliness of existing payments on account, the Company has recently changed its terms of open account to net/fifteen.  The effect of this change in terms has been favorable.
.
    The Company has determined that no reserve for bad debts or uncollectible accounts is necessary as of December 31, 2007.

Note 6-  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable-trade	$1,742,935
Customer deposits	539,324
Accrued salaries	746,118
Accrued expenses	412,889
Accrued interest	386,296
$3,827,562

Note 7-  MAINTENANCE AND ENGINE RESERVES

    The Company calculates estimates of reserves for normal and scheduled aircraft maintenance as well as for aircraft engines.  The determination of the amount to reserve is based upon flight times or cycles to its next phase inspection or overhaul and an estimate of the amount of the costs associated with the maintenance or engine repairs and modifications.  At December 31, 2007, the Company has reserved $1,235,111 to cover the estimated costs of future maintenance and repairs.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8- Debt

The following is a summary of debt at December 31, 2007:

Colbie Pacific Capital

2001, payable in 10 monthly principal and interest payments of $10,000 and 1 principal and interest payment of $458,000, secured by equipment. The note is currently in default. Interest is being accrued at 8% per annum . This debt is is recorded as a current obligation recorded as a current obligation.	$535,543

RBC Bank

Notes payable to RBC Bank, due January 15, 2008, currently paying interest only at approximately 6% under mutual agreement with RBC Bank, unsecured .	$43,619

Notes payable to RBC Bank, due June 29, 2009, payable $16,500 monthly at prime as adjusted, currently approximately 6%, secured by equipment	$1,768,504

Notes payable to RBC Bank, due March 17, 2009, payable $17,200 monthly at prime as adjusted, currently approximately 6%, secured by equipment.	$1,538,941

Notes payable to RBC Bank, due December 19, 2008, payable $13,500 monthly at prime as adjusted, currently approximately 6.25%, secured by equipment	$972,809

Notes payable to RBC Bank, due March 15, 2008, payable $12,150 monthly at prime as adjusted, currently approximately 6%, secured by equipment. By mutual agreement, payments have been continued after the scheduled maturity date.	$1,273,051

Notes payable to RBC Bank, due January 15, 2008, payable $--,--- monthly at prime as adjusted, currently approximately 6%, secured by equipment. By mutual agreement, payments have continued after the scheduled maturity date.	$691,006

Notes payable to RBC Bank, due December 29, 2008, payable $6,900 monthly at prime as adjusted, currently approximately 6%, secured by equipment.	$561,869

Notes payable to RBC Bank, due June 22, 2011, payable $7,650 monthly plus interest at prime as adjusted, currently approximately 6%, secured by equipment.	$485,866

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

BB&T Bank

Notes payable to BB&T Bank, due October 2, 2009, payable $4,700 monthly at prime as adjusted, currently approximately 6%, secured by aviation hangars.	$445,511

Notes payable to BB&T Bank, due December 2, 2008, payable $8,500 monthly at prime as adjusted, currently approximately 6%, secured by aviation hangars.	$968,923

Parkway Bank

Notes payable to Parkway Bank, due January 9, 2013, payable $6141 monthly at 7.625%, secured by equipment	$529,946

Wachovia Bank

Notes payable to Wachovia under revolving line of credit, interest at prime as adjusted, currently approximately 6%, usecured	$300,000

Total	$10,115,588

Less current maturities	$5,691,774

Long term portion	$4,423,814

Maturities of long-term debt in the years subsequent to December 31, 2007, are as follows:

Years Ending December 31,
2008	$5,691,774
2009	$3,638,669
2010	$118,153
2011	$238,984
2012	$30,861
2013	$397,146

Total	$10,115,588

Notes payable to Related Parties or Shareholders

    The Company has borrowed $538,379 at 8% interest from a number of related parties and shareholders. The company has issued a promissory note for each lender and has affixed a short expiration agreement on the promissory notes to encourage active participation with each related party or shareholder who has expressed a willingness to assist our Company. All of the existing note agreements are scheduled to expire on December 31, 2008 but will continue beyond this date unless demand for payment is made. Should such demand be made and the Company is unable to satisfy the demand by a cash payment the note holder can request that payment be made in Company shares of common stock according to a formula as described in the note instruments.

    To date there have been no principal or interest payments made on the notes that were outstanding as of December 31, 2007.

Aerologistics Investment Partners, LLC

    Aerologistics Investment Partners, LLC is organization comprised of Calvin Humphrey, CEO and Director of River Hawk Aviation, Inc., Richard Girouard, a Director of River Hawk Aviation, Inc. and David Otto, Principal Counsel for River Hawk Aviation, Inc.

    During the year ended December 31, 2007, Aerologistics was a guarantor on a $1.5 million loan that was extended for the purchase of 1.5 million shares of the Company’s Series B stock that was held by Carroll Smith, a Director of River Hawk Aviation, Inc.  Mr. Smith’s shares were received in connection with the sale and merger of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. to River Hawk Aviation, Inc. on August 28, 2007.

    Aerologistics Investment Partners, LLC has also provided banking guarantees pursuant to a $300,000 line of credit that was provided by Wachovia Bank in October of 2007in favor of Profile Aviation Center, Inc. for operating purposes.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 9- INCOME TAXES

    The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled. As of December 31, 2007, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

    The Company has net operating loss carry forwards for income tax purposes of approximately $24,031,000 at December 31, 2006. These carry forward losses are available to offset future taxable income, if any, and expire beginning in 2014. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more that 50%.

Deferred tax asset at December 31, 2007	$9,400,000
Valuation allowance	(9,400,000)
Net deferred tax assets	$-

    The Company recognized no income tax benefits for the loss generated for the periods through December 31, 2007.

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
DECEMBER 31, 2007

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

1).Ivan Figueroa versus Eastern Caribbean Airlines and Viva International, Inc. has continued without resolution and Mr. Figueroa claims that he has suffered $5 million in damages due to an alleged breach of an agreement entered into with Eastern Caribbean Airlines and Viva International, Inc.. This claim continues to be governed through the court system in Puerto Rico. Recently, the Company’s counsel handling this litigation withdrew from his representation due to a failure to make satisfactory payments or arrangements to pay for his services. Company has engaged new counsel to continue its representation in this matter as mandated by the Courts. Management believed that this matter could be resolved without significant cost and exposure but due to the change in counsel has not had an opportunity to assess the opinion of new counsel in assessing the reasonableness of its beliefs. Accordingly, there is no absolute certainty that this matter can be resolved in a reasonable period of time nor is there any reason to believe that that this matter can be handled outside the jurisdiction of the Court system.. Due to this uncertainty the potential for an adverse result and a material effect on the Company is possible.  Despite this uncertainty, the Company believes that this claim is without merit and will upon the filing of Corporate response to interrogatories file a motion for dismissal.

2). Francisco J. Sepulveda vs. Viva International, Inc. represents a charge of discrimination made before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin. Despite the Company’s claim that this charge is without merit it is conceivable that the EEOC could rule differently and accordingly, the Company is at risk for potential fines and awards that could be made in favor of Mr. Sepulveda.

3). Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation---Mr. Amador Martinez has filed a claim with the Labor Department of Puerto Rico for unpaid wages and vacation pay. Mr. Amador Martinez was dismissed for cause. The Labor Department has ruled in favor of the employee but a mediation of conflicts conference has been scheduled for May 31, 2007. The amount of potential exposure in this matter is less than $5,000 and has previously been recorded to the books. Since this claim is in an ongoing status there can be no assurances that the claim will be settled as expected or that the mediation of conflicts conference will be favorable to the Company.

4). Zandra G. Fox-Gascott vs. Viva International, Inc.—Ms. Fox-Gascott has filed a charge of discrimination before the Equal Employment Opportunity Commission (EEOC) on the basis of national origin and sex. The Company has provided information refuting the claim of Ms. Fox-Gascott but no formal report of examination has been issued. The Company believes this claim is without merit but is concerned that, at present, there is another claim with EEOC that is outstanding and this could influence the examiner to rule unfavorably against the Company and thus subject it to potential fines and awards that could be made in favor of Ms. Fox-Gascott.

    Should an adverse judgment result from any of the above matters, it could have the effect a material adverse effect on the Company’s financial postion and results of operations..

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Leases

    The Company leases land, airport hangars, office space and a fueling farm (facility) from the City of Hickory, North Carolina.  The rental amounts paid are variable and based,, in part, on the amount of fuel sales.  The base amount of rentals paid each month is approximately $13,000.  By mutual agreement with the City of Hickory, the Company has agreed to begin paying an additional $6,191 per month beginning in May of 2008 for office space housing the Company’s fixed base operation.  Further, the Company has agreed to split certain costs of operating the airport with the City of Hickory up to $150,000 annually with certain offsets allowed for fuel sales, increased tax base, additional aircraft and hangar utilization.

    The Company estimates that its rental obligation is as follows:

2008	$234,732
2009	265,809 cost sharing up to $74,222
2010	273,862 cost sharing up to 71,191
2011	282,236 cost sharing up to 68,039
2012	299,364 cost sharing up to 64,760
Balance of term, lease
with options expiring in 2028	$7,677,229 cost sharing up to 119,520

    The cost sharing provision of the lease expires in 2014.

    The Company leases trucks under a sixty month lease that provides for monthly payments of $1,663.  The lease is due to expire in 2011.

    The Company leases fuel trucks from Arrow Energy that provides for monthly payments of $2,295.  This lease terminated in April of 2008 as the Company changed its fuel supplier to Avfuel and has agreed to lease trucks from Avfuel under a 60 month lease providing for $3,350 per month.

    The Company rents executive office space in Michigan on a month to month basis at the rate of $950 month plus utilities.  During 2007, $11,400 in occupancy costs were paid for the utilization of the Company’s Michigan offices.

    There are no long term lease commitments in effect at December 31, 2006.

Note 11- REVERSE STOCK SPLIT

    On February 6, 2007, the Company effected a 1 for 40 reverse stock split. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

    On October 16, 2007, the Company e4ffected a 1 for 30 reverse stock split.  All share and per share information included in these financial statements has been adjusted to reflect the effects of this reverse stock split.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 12- STOCK OPTION PLAN

    The Company has a Stock Option Plan (the “Plan”) under which selected individuals may be granted options to purchase shares of the Company’s authorized but unissued common stock. The maximum number of shares available for issuance under the Plan is twenty five million shares which has been reduced to 26 shares as a result of the most recent reverse stock split combined with that of a previous reverse stock split. Under the plan, the option exercise price may be more, equal to or less than the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are 100% vested. Proceeds received by the Company from the exercise of stock options are credited to common stock and additional paid in capital.

    At December 31, 2007, there are no stock options outstanding.

    The Company accounts for its plan under Accounting Principles Board (‘APB”) Statement No. 25 (Accounting for Stock Issued to Employees). Accordingly, compensation is recognized in the Company’s financial statements when the exercise price of the Company’s employee stock options is less than the market price of the Company’s common stock on the date of grant.

    The Company has adopted a plan pursuant to SFAS No. 123 (R) (Share based payment) that became effective July 1, 2005 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based upon their fair value.

    The pro forma net income impact under FASB No. 123 (“Accounting of Stock-Based Compensation”) and under SFAS No, 123 (R) is not material.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 13- STOCKHOLDER’S EQUITY

Preferred stock

    The Company is authorized to issue up to 25 million shares of preferred stock ..  At December 31, 2007 the Company had issued 10.5 million shares of Preferred Series A and 4.0 million shares of Preferred Series B shares as more fully described below.  Accordingly, at December 31, 2007, the Company had 8.5 million shares of non designated Preferred shares that had not been issued.

    The Preferred Series A shares carry the equivalent of 10 voting rights for each share owned as compared to common shares that are allowed one vote for each share owned.

    The Preferred Series B shares carry a coupon rate of 8% and are eligible to be exchanged into common shares at various intervals typically each occurring one year apart and further contain a call feature whereby the owner of the Preferred Series B can surrender or “call” upon the Company to purchase its share for a designated price of $1 per share.

    Pursuant to the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. the Company issued 1.5 million shares of Preferred Series A shares and 4.0 million of Preferred Series B shares.

    Pursuant to the asset acquisition agreement of privately held River Hawk Aviation, Inc. from the Company’s Chief Executive Officer and further yet to certain financial guarantees and commitments tendered for the benefit of the Company, the Company issued 5.5 million shares of Preferred Series A.

    Pursuant to the certain financial guarantees and commitments tendered for the benefit of the Company, the Company issued 3.5 million shares of Preferred Series A to the managing partner of the Company’s primary legal services firm.

    Accordingly, at December 31, 2007, there were 10.5 million shares of Preferred Series A issued and/or authorized and outstanding and 4.0 million shares of Preferred Series B issued and/or authorized and outstanding.

Common stock

    During the year ended December 31, 2006, the Company issued 62,500 shares of common stock as payment for $330,000 of services and issued 453,494 shares of common stock as settlement of $1,052,352 of notes payable and accompanying accrued interest.

    During the year ended December 31, 2007, the Company issued 90,000 shares of common stock as payment for $736,910 of services and issued 43,696 shares of common stock as settlement of $$270,924 of notes payable and accompanying accrued interest.

    RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Discontinued operations

    Concurrent with the an asset purchase agreement of aviation parts and accessories of privately held River Hawk Aviation, Inc. from the Company’s Chief Executive Officer, the Company changed its name  and management changed its corporate direction towards the acquisition of aviation “niche” companies with ongoing operations, profitability and cash flows and away from the development of start up companies. This shift is managerial direction  resulted in management’s decision to discontinue operations at our subsidiary locations in Puerto Rico and the Dominican Republic and to spin them off or to sell them to Southland Holdings Group, Inc.  Strategically, management believes that the continuation of operations in Puerto Rico and the Dominican Republic would have interfered with its ability to attract capital to pursue acquisitions and would require an allocation of existing available funds with an unlikely expectation of return. Accordingly, management is discussing various options designed to accommodate a possible spin out of the Caribbean subsidiaries in exchange for consideration that may take the form of debt reductions or adjustments and a continuing ownership participation in the spin out.

    At December 31, 2006 and 2007, management has accounted for this event as a loss from discontinued operations. Included within the losses is an estimated reserve for costs and expenses associated with the closure of the existing offices.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Southland Holdings Group, Inc.

                The Company agreed to spin out or sell its subsidiary interests in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. to Southland Holdings Group, Inc. in May of 2007.  To date, Southland has not shown evidence of a capability to begin operating Eastern Caribbean Airlines, Inc. and it is highly unlikely that certain legal matters pertaining to perfecting the ownership of Viva Air Dominicana S.A. can be done at a reasonable cost.  Management has considerable doubts as to the ability of Southland Holdings Group, Inc. to complete our agreement.  However, any debts associated with the previous operation of Eastern Caribbean Airlines, Inc. and Viva Air Dominican S.A. have remained on the Company’s books awaiting the receipt of evidence indicating a discharge or a settlement.  Should the Southland agreement be vacated, Company management expects it will seek available remedies to effectuate the orderly liquidation and or dissolution of Eastern Caribbean Airlines, Inc.   For all intents and purposes, the Company has abandoned all efforts to reconcile any legal or corporate issues involved with Viva Air Dominicana S.A.

Syed (Oscar) Hasan

    Mr. Hasan previously served the Company as an officer an director.  Upon his termination in 2006, he had made certain claims for compensation against the Company which were disputed and consequently remained unresolved.  Mr. Hasan commenced civil action against the Company and due to the Company’s inability to retain proper counsel was able to obtain a judgment in 2007 against the Company for in excess of $200,000.  In February of 2008, the Company satisfied the judgment by payment in full of $226,635.  The funds necessary to satisfy this judgment were provided by Aerologistics Investment Partners, LLC.  Calvin Humphrey, River Hawk’s Chief Executive Officer, Ric Girouard, a director for River Hawk, and David Otto, River Hawk’s primary counsel make up the ownership of Aerologistics  Investment Partners, LLC.

Issuance of S-8 shares

    On March 13, 2008, the Company issued 1.5 million common shares to Ric Girouard, a director in the Company and a member of Aerologistics Investments Partners, LLC and 1.5 million common shares to David Otto, the Company’s primary legal counsel and a member of Aerologistics Investment Partners, LLC.  The award of S-8 shares was for management consulting services as well as consideration for certain financial guarantees and actual payments that has provided a basis for the Company’s ability to have completed the acquisition of Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. which is discussed below.  In addition, financial assistance has been provided in the creation of a working line of credit with Wachovia Bank and the payment of a judgment creditor (Hasan).

Acquisition of Carolina Air Charter, Inc.

    On March 18, 2008, the Company entered into a stock purchase agreement for the purchase of 100% of issued and outstanding common stock of Carolina Air Charter, Inc.  Consideration of $425,000 was paid in exchange for stock so acquired and the funding was provided by Aerologistics Investment Partners, LLC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

           •  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  • provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not perform a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act.

Review of practices and results.

In summary, the company did not conduct sufficient testing of internal controls in 2007 to satisfy COSO requirements. As a result, we have put an implementation plan in place whereby in 2008 sufficient testing to satisfy COSO requirements will be performed.

Despite the insufficient testing, we believe that our consolidated financial statements contained in this Form 10-KSB filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year nor subsequent last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 18, 2008 River Hawk entered into a Stock Purchase Agreement (the “Acquisition Agreement”) for the purchase of one hundred percent (100%) of the issued and outstanding common stock of Carolina Air Charter, Inc., a North Carolina corporation (“Carolina Air”).  The Company completed the transaction on March 18, 2008, as well.      Under the Acquisition Agreement, River Hawk purchased 100% of the issued and outstanding capital stock, securities convertible into capital stock and all capital stock equivalents (the “Carolina Common Stock”) for a total of Four hundred twenty-five thousand and 00/100 US Dollars ($425,000.00) payable in two payments, as follows:  (i) Three hundred fifty-thousand Dollars ($350,000.00), which River Hawk paid upon the closing of the Acquisition Agreement, and (ii) the balance of Seventy-five thousand Dollars ($75,000.00) upon River Hawk’s receipt of the City of Concord’s and Concord Regional Airport’s consent to the Acquisition Agreement, which the parties expect to occur during April 2008.

Established in 1989 and based in Concord, North Carolina, Carolina Air provides direct air charter to private and corporate clients.  In addition to access to Carolina Air’s clients, this Acquisition Agreement provides River Hawk with a 135 certificate, allowing it to add and offer charter services.

On January 11, 2008, the Board ratified the issuance of 1,500,000 shares of common stock to Richard Girouard for strategic and financial management services rendered to the Company; 1,500,000 shares of common stock to David Otto for strategic and financial management services and legal services rendered to the company, and ratified the engagement agreement of the Otto Law Group, PLLC, for the provision of legal services; 20,000 shares to Steve Careaga for aviation industry research and analysis; and 10,000 shares of common stock to Steven Peacock  for aviation industry research and analysis, and; authorized the registration these 3,000,000 shares of common stock on Form S-8.

Also on January 11, 2008 the Board ratified a existing consulting agreements with Mirador Consulting, Inc. (“Mirador”) for the provision of financial services and identification of capital resources in exchange for 100,000 shares of common stock; ratified the consulting agreement with 18KT.TV, LLC (“18KT”) for the provision of public relations and market research and analysis in exchange for 3,334 shares of common stock; ratified the consulting agreement with JPC Capital Partners, Inc. (“JPC”) for the provision of financial services and identification of capital resources in exchange for 3,334 shares of common stock; and authorized the issuance of these 106,668 shares of common stock pursuant to a private placement exemption under Section 4(2) of the Securities Act.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Neither the Company, its property, or any of its directors or officers is a party to any pending legal proceeding, nor have they been subject to a bankruptcy petition filed against them.  None of its officers or directors has been convicted in, nor is subject to, any criminal proceeding.

Our directors and officers as of December 31, 2007, who remain the directors as of he filing of this annual report are set forth below.

NAME	AGE	POSITIONS

Calvin Humphrey	60	Chairman of the Board, Chief Executive Officer

Robert J. Scott	58	Chief Financial Officer, Secretary/Treasurer, Director

Richard R. Girouard	53	Director

Roger Larreur	46	Director

Carroll Smith	74	Director

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

Richard R. Girouard was appointed to the Board on November 16, 2007.  Heis the President and CEO Girouard Associates, Inc., located in New Canaan, Connecticut.  Mr. Girouard has over 30 Years experience as a Custom Home Builder of Luxury Single Family and Multi Family Residential properties throughout the Farmington Valley, Greater Hartford area, New London, Lower Fairfield Counties of Connecticut, Anguilla, BWI and Vieques, PR.  He has has won numerous industry awards for his Custom Homes and Residential Developments.  Additionally, Mr. Girouard has over 20 years experience as a Commercial Property Developer in Hartford, Stonington, North Stonington, Greenwich, Darien and Manchester, Connecticut as well as Watch Hill, Rhode Island and Davies, Florida.  Mr. Girouard is a founder of USA Bank in Westchester County, New York.  Additionally, he is a founder, shareholder, and member of the board of the directors of DiscoveryTel, a significant provider of communications services and equipment located in Hartford, Connecticut and Reston, Virginia.  DiscoveryTel provides these services throughout Africa and the Middle East.

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

Mr. Carroll G. Smith.  Mr. Smith is currently the President of Profile Aviation Center, Inc. and Profile Aviation Services, Inc. and has over 40 years in management of aircraft maintenance, flight departments and air transport along with over 20,000 flight hours in various aircrafts.  Mr. Smith has held the position of chief pilot and director of flight operations for numerous companies.  Furthermore, he has years of both hands-on and management-related mechanic and maintenance experience on a wide variety of aircrafts.  Mr. Smith is also a member of the board of Directors of River Hawk Aviation, Inc.

Certain Legal Proceeding Involving Directors

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. None of the officers or directors of the Company have provided to the Company any filed reports upon their acquisition or disposition of securities of the Company.  With the exception of the aforementioned, to the Company’s knowledge, no officers, directors and persons who beneficially own more than 10% of the Company’s common stock have failed to file the reports required pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) during the fiscal years ended December 31, 2007 and 2006 and any other officers who have earned greater than $100,000 in total salary and bonuses during the 2007 or 2006 fiscal years.

		Annual Compensation			Long-Term Compensation
					Awards		Pay-Outs
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- Sation ($)	Securities Restricted Stock Award(s)	Under- Lying SARs (#)	Options/ Payouts	LTIP ($)	All Other Compen- sation

Cal Humphrey(1)	2007	$187,000	$-0-	$-0-	245,000	-0-	-0-	-0-	-0-
President, CEO and Director	2006	58,716	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert J. Scott(2)	2007	$146,500	-0-	--0-	175,000	-0-	-0-	-0-	-0-
CFO,	2006	$225,000	-0-	--0-	-0-	-0-	--0-	-0-	-0-
Secretary and Treasurer;
President , intermittently, during February 2004 through July 2006

Carroll Smith,
Director of Operations of Profile(3)

Rudolpho (4)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dominguez	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO and Director

Syed Hasan(5)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO, President	2006	60,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary
and Director

(1) Calvin Humphrey is the current Chief Executive Officer of the Company.  Mr. Humphrey was appointed as CEO of the Company and chairman of the Board of Directors on September 27, 2006 and has served as a director of River Hawk since August 21, 006.    Mr. Humphrey was issued 500,000 shares of Common Stock on or around May 23, 2007 and 500,000 shares of Common Stock on August 21, 2007, which common stock was subject to the October 2007 1-for-30 reverse stock split.

(2) Mr. Scott accrued salary has not been paid during the period of December 31, 2005 through November 9, 2006.   Mr. Scott was issued 200,000 shares of Common Stock on or around May 23, 2007 and 500,000 shares of Common Stock on August 21, 2007, Mr. Humphrey was issued 500,000 shares of Common Stock on or around May 23, 2007 and 500,000 shares of Common Stock on August 21, 2007, which common stock was subject to the October 2007 1-for-30 reverse stock split..

(3) River Hawk assumed Mr. Smith’s employment contract with Profile following the acquisition of Profile in August 2007.

(4) Rodolfo Dominguez resigned his position as CEO and Director on September 28, 2005.  He served as CEO briefly, from August 3, 2006 through his resignation, having been as a Director since July 15, 2004.

(5) Mr. Hasan resigned his positions as President, CEO and Director with the Company on March 9, 2006 and pursuant to that resignation the amounts remaining unpaid are subject to a re-determination.  In October 2007, the court entered default judgment in favor of Hassan in the amount of $219,076.66, which River Hawk subsequently satisfied.

Stock Options Granted in Fiscal 2007

The following table sets forth certain information concerning grants of options made during fiscal 2005 to the named executive officers.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in 2005	Exercise or Base Price ($/SH)	Fair Market Value on Date of Grant	Expiration Date
N/A	N/A	N/A	N/A	N/A	N/A
N/A	N/A	N/A	N/A	N/A	N/A

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2006, the number of stock options held by the Named Executive Officers as of December 31, 2005 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of Shares Acquired on	Value	Number of Unexercised Options Held at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
N/A	N/A	N/A	N/A	N/A	N/A	N/A
N/A	N/A	N/A	N/A	N/A	N/A	N/A
__________________________

Executive Employment Agreements:

In August 2008 the Company revised and extended Robert Scott’s employment agreement, providing for a salary of $8,500 per month in exchange for his services as Chief Financial Officer of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth, as of December 31, 2007, certain information regarding the ownership of River Hawk’s capital stock by each director and executive officer of River Hawk, each person who is known to River Hawk to be a beneficial owner of more than 5% of any class of River Hawk’s capital stock, and by all officers and directors of River Hawk as a group.  Unless otherwise indicated below, to River Hawk’s knowledge, all persons listed below have sole voting and investing power with respect to their shares of capital stock except to the extent authority is shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or convertible securities exercisable or convertible within sixty (60) days of December 31, 2007 are deemed outstanding for computing the percentage of the person or entity holding such options or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 14,759,731 shares of common stock issued and outstanding, as of December 31, 2007.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIALOWNERSHIP	% OF CLASS
Calvin Humphrey 1023 Business Park Drive Traverse City, MI 49686	5,517,237(1) Chairman, President, CEO	35.19%

Robert J. Scott 1023 Business Park Drive Traverse City, MI 49686	124,240 Director, CFO	.79%

Carroll Smith (2) 3103 9th Avenue Drive Hickory, NC 28601	4,000,000(3) Director	25.51%

David M Otto 601 Union Street, Suite 4500 Seattle, WA 98101	3,533,334(4) >10% Shareholder	22.54%

Richard R. Girouard(5) 1023 Business Park Drive Traverse City, MI 49686	2,500,000(6) Director	15.94%

All officer and directors as a group (3 persons)	15,678,811	88.28%

(1)	Includes 5,500,000 shares of Series A Preferred Stock, convertible into common stock on a 1 for 1 basis.
(2)	On April 7, 2007, the Board of Directors of the Company appointed Mr. Smith to its Board of Directors.
(3)
Includes 2,500,00 shares of Series B Preferred Stock, convertible into common stock on a 1 for 1 basis, and 1,500,000 shares of Series A Preferred Stock, convertible into common stock on a 1 for 1 basis.

(4)	Includes 3,500,000 shares of Series A Preferred Stock, convertible into common stock on a 1 for 1 basis.
(5)	On November 16, 2007, the Board of Directors of the Company appointed Richard Girouard to its Board of Directors.
(6)	Includes 1,000,000 shares of Series A Preferred Stock, convertible into common stock on a 1 for 1 basis.

TEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Aerlogistics Investment Partners, LLC was the guarantor on a $1,500,000 loan that provided for the purchase of shares of the Company’s Series B Preferred stock from Carol Smith.  Calvin Humphrey, CEO and director of the Company, and David Otto, beneficial shareholder, are members of this entity.

Director Independence

Our securities trade on the Over-the-Counter Bulletin Board System and our Board of Directors is not subject to any independence requirements.

ITEM 13. EXHIBITS.

[Follows signature page]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$65,000	$30,000
Audit-Related Fees	5,000	2,500
Tax Fees	0	0
All Other Fees	0	0
Total	$70,000	$32,500

The audit fees stated above consisted of fees for the Company's annual financial statements for the year ended December 31, 2007, and for December 31, 2006 and the review of quarterly financial statements for the three months ended September 30, 2007, March 31, 2007 and the six months ended September 30, 2007, as well as for services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with review of Company documents filed with the SEC.

Tax fees consisted primarily of fees for the filing of the Company’s tax return and for tax compliance, tax advice and tax planning services.

Policy for Pre-Approval of Audit and Non-Audit Services

The Board’s policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent auditors and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Board in accordance with the pre-approval policy. The policy has not been waived in any instance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RIVER HAWK AVIATION, INC. (FORMERLY VIVA INTERNATIONAL, INC.

By:	/s/Calvin Humphrey
Calvin Humphrey
Chief Executive Officer and Director

Dated: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Calvin Humphrey /s/Robert Scott	Chief Executive Officer, and Director Chief Financial Officer	April 15, 2008 April 15, 2008

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to the Company’s Form 8-k, filed August 28, 2007

Incorporated by reference to the Company’s Form 8-k, filed January 10, 2007

Incorporated by reference to the Company’s Form 8-k, filed January 29, 2007
	3.3 10.7 10.8
Amendment to the Articles of Incorporation

First Amendment to the Asset Purchase Agreement between the Company and River Hawk-San Antonio

Engagement Agreement between the Company and Westminster Securities Group

Incorporated by reference to the Company’s Form 8-k, filed May 5, 2007

Incorporated by reference to Exhibit 10.3 [sic] of  the Company’s Form S-8, filed May 23, 2007

Incorporated by reference to Exhibit 10.4 [sic] of  the Company’s Form S-8, filed May 23, 2007

Incorporated by reference to Exhibit 10.10 [sic] of the Company’s Form 8-k, filed May 25, 2007

Incorporated by reference to Exhibit 10.11[sic] of the Company’s Form 8-k, filed August 28, 2007

Incorporated by reference to Exhibit 10.12[sic] of the Company’s Form 8-k, filed August 30, 2007

Incorporated by reference to Exhibit 10.13[sic] of the Company’s Form 8-k, filed November 21, 2007

Incorporated by reference to Exhibit 10.14[sic] of the Company’s Form 8-k, filed March 19, 2008
	10.9 10.10 10.11 10.12 10.13 10.14 10.15 10.16

Stock Purchase Agreement between the Company and Southland Holding Corp.

Employment Services Agreement with Calvin Humphrey

Employment Services Agreement with Robert Scott

Plan of Merger between the Company and Profile

First Amendment to the Plan of Merger between  the Company and Profile

Second Amendment to the Asset Purchase between the Company and River Hawk-San Antonio

Third Amendment to the Asset Purchase between the Company and River Hawk-San Antonio

Agreement for the Purchase of the Capital Stock of Carolina Air Charter between the Company and Carolina Air Charter

Filed herewith	31.1	Certification of Calvin Humphrey pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	31.2	Certification of Robert Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Calvin Humphrey pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

Incorporated by reference to the Company’s Form 8-k, filed April 3, 2007

Incorporated by reference to the Company’s Form 8-k, filed April 3, 2007

Incorporated by reference to Exhibit 99.6 [sic] of the Company’s Form 8-k, filed August 28, 2007

Incorporated by reference to Exhibit 99.7[sic] of the Company’s Form 8-k, filed August 30, 2007

Incorporated by reference to Exhibit 99.8[sic] of the Company’s Form 8-k/A, filed November 21, 2007

	32.2 99.6 99.7 99.8 99.9 99.10
Certification of Robert Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Press Release of April 2, 2007

Press Release of June 14, 2007

Press Release of August 28, 2007

Press Release of August 29, 2007

Financial Statements of the Entities Acquired (Profile and River Hawk –San Antonio)