Form 10-Q
period 2008-03-31
RIVER HAWK AVIATION INC
filed 2008-05-15
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Traverse City, MI. 49686
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: 3,337,514  shares of common stock, $0.001 par value, as of  May 12, 2008.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	PAGE

	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets- March 31, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Operations	5
	Three months ended March 31, 2008 and 2007

	Condensed Consolidated Statements of Cash Flows	6
	Three months ended March 31, 2008 and 2007

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13-16

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16-17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

Current Assets
Cash	$191,736	$484,622
Accounts receivable	521,337	512,770
Inventories	724,384	724,503
Prepaid expenses	66,317	78,876
Total Current Assets	1,503,774	1,800,771

Property, Plant & Equipment-net	18,908,520	19,370,501

Other Assets-Intangible assets	414,900	-

Total Assets	$20,827,194	$21,171,272

Current Liabilities
Accounts payable and accrued expenses	$3,621,094	$3,827,562
Aviation maintenance and engine reserves	1,202,473	1,235,311
Taxes payable	36,726	26,603
Notes payable-shareholders and related parties	1,199,370	538,379
Current maturities of long term debt	5,713,247	5,691,774
Cumulative dividends payable-preferred stock	189,297	109,297
8% Preferred stock-Series B	2,500,000	2,500,000
Total Current Liabilities	14,462,207	13,928,926

Long term debt, net of current maturities	4,449,678	4,423,814
8% Preferred stock-Series B	1,500,000	1,500,000
Total Liabilities	20,411,885	19,852,740

Commitments and contingencies

Stockholders' Equity
Preferred stock 25,000,000 shares authorized at $.001 par value
Series A. 10,500,000 shares authorized, 7,000,000 shares outstanding at December 31, 2007
with 3,500,000 shares to be issued, 10,500,000 shares outstanding at March 31, 2008	10,500	10,500
Common stock, 500,000,000 shares authorized at $.001par value, issued and outstanding
of 3,237,514 at March 31, 2008 and 197,512 at December 31, 2007	3,238	198
Additional paid-in capital	33,148,018	25,341,810
Accumulated deficit	(32,746,447)	(24,033,976)
Stockholders' Equity	415,309	1,318,532
Total Liabilities and Stockholders’ Equity	$20,827,194	$21,171,272

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Sales revenues	$2,326,934	$-

Cost of sales	2,016,033	-
Gross profit (loss)	310,901	-

General and administrative expenses	695,366	222,620
Compensation & services paid for in stock	7,593,837	-
Depreciation	488,918	-
Interest expense	167,229	29,964
	8,945,350	252,584
	(8,634,449)	(252,584)
Other income
Interest income	238	-
Miscellaneous income	1,740	-

(Loss from continuing operations before income taxes	(8,632,471)	(252,584)

Provision for income taxes	-	-

Loss from continuing operations	(8,632,471)	(252,584)
(Losses) from discontinued operations-net of tax	-	(24,358)
(Loss) before preferred dividends recorded as interest expense	(8,632,471)	(276,942)

8% cumulative preferred dividend recorded as interest expense	80,000	-
Net (loss)	(8,712,471)	(276,942)

Basic and fully diluted (loss) per share-continuing operations	$(11.91)	$(4.09)
(Loss) per share from discontinued operations	$-	$(0.40)
Net (loss) per share	$(11.91)	$(4.49)

Weighted average shares outstanding	731,761	61,712

See Notes to Consolidated Financial Statements.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

Operating Activities
Net loss	$(8,712,471)	$(276,942)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	488,918	337
Common stock issued for services	7,593,837	-
Cumulative preferred dividends recorded as interest expense	80,000	-
Changes in operating assets and liabilities:
Receivables	18,933	-
Inventories	119	-
Prepaid expenses and other assets	12,559	-
Accounts payable and accrued expenses	(257,347)	250,994
Taxes payable	2,083	-
Net cash (used) by operating activities	(773,369)	(25,611)

Investing Activities
Acquired cash position through merger and acquisition	8,681	-
Acquisition of fixed assets	(26,937)	-
Acquisitions	(425,000)	-
Net cash provided (used) by investing activities	(443,256)	-

Financing Activities
Loans from related parties,shareholders & others	660,991	28,200
Loans from financial institutions	117,887	-
Capital contributions/recoveries from limited liability companies	215,411	-
Repayment of installment debt obligations	(70,550)	-
Net cash provided by financing activities	923,739	28,200

Increase (Decrease) in cash	(292,886)	2,589
Cash at beginning of period	484,622	1,726
Cash at end of period	$191,736	$4,315

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$142,154	$-
Income taxes (benefits)	$-	$-

See Notes to Consolidated Financial Statements.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1-Financial Presentation, Company Organization and Structure

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of River Hawk Aviation and subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated.  The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year.  The Condensed Consolidated Balance Sheet as of March 31, 2008 has been derived from the unaudited financial statements at that date.  However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form10KSB filed with Securities and Exchange Commission.

At March 31, 2008, the Company’s operating subsidiaries are Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. In addition, the Company controls the assets and activities of variable interest entities known as King Air 27CS, LLC, Commonwealth Aviation, LLC and Eagle Aviation, LLC and accordingly, the assets, liabilities and operations of these entities are included in the Company’s consolidated financial statements.

The Company is also comprised of the following inactive subsidiaries: Hardyston Distributors, Inc., CT Industries, Inc. and Universal Filtration Industries.  All assets and liabilities of the inactive subsidiaries have been included in the Company’s consolidated financial statements.

The Company previously held equity interests in Viva Airlines, Inc., Viva Air Dominicana S.A. and Eastern Caribbean Airlines, Inc.  Each of these equity interests was sold and/or assigned to the Southland Holdings Group, Inc. (“Southland”) during May of 2007.  Due to a legal complication the Company’s equity interest in Viva Air Dominicana S.A. (a Dominican Republic Corporation) could not be transferred or assigned to Southland as was contemplated and could not be adjusted or corrected by the Company without incurring costs that it determined to be in excess of any realizable benefit.  The Southland agreement provided for the sale or assignments of its equitable interests to be in consideration for the assumption of debt.  The Company continues to carry the respective debts and liabilities of Viva Airlines, Inc, Viva Air Dominican S.A. and Eastern Caribbean Airlines, Inc. on its books and will remove these obligations only after receiving documentation of payment or settlement as provided by Southland and or the creditor.  The Company had discontinued the operations of Viva Airlines, Inc., Viva Air Dominicana S.A. and Eastern Caribbean Airlines, Inc. as of December 31, 2006.

On August 28, 2007 River Hawk Aviation, Inc. completed a merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc.

On August 29, 2007 River Hawk Aviation, Inc. completed an asset acquisition of aviation parts and accessories from a company privately owned by the Company’s Chief Executive Officer.  The aviation parts and accessories acquired under the agreement have been transferred to and are under the control and management of Profile Aviation Center, Inc.

On March 18, 2008, River Hawk Aviation, Inc. acquired all of the equitable shareholder interests in Carolina Air Charter, Inc. for $425,000.  The consolidated financial statements include the assets and liabilities of Carolina Air Charter, Inc. as of March 31, 2008 and include the operating results for the period of March 18th through March 31st, 2008.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2-Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $32,746,447 for the period from April 18, 1995 to March 31, 2008 and had limited operating revenues during the period of January 8, 2003 through December 31, 2006.  Concurrent with the acquisitions of privately held River Hawk Aviation, Inc., Profile Aviation Services, Inc. and Profile Aviation Center, Inc. in August of 2007, the Company realized in excess of $5.3 million in operating revenues in 2007 and in excess of $2.3 million for the period ended March 31, 2008..  However, the Company has not yet been able to achieve reportable operating income from its operations.  Pursuant to the 2007 acquisitions noted above the Company issued additional debt and equity instruments.  In addition, the Company was aware that certain existing indebtedness of its acquired companies would have to be reworked or refinanced due to a change in ownership or a scheduled expiration of maturation of the loans.   These factors indicate that the Company’s continuation as a going concern is likely to be dependent upon its ability to obtain adequate financing.

The Company will require substantial additional funds to sustain its existing subsidiary operations as well as to meet its obligations resulting from the issuance of an 8% preferred security containing call features with the first calls of approximately $2.5 million due to occur within the next 12 months.  The call feature guarantees the holder a strike price of $1 per share.  The preferred holder has the option of converting the preferred into shares of common stock..  The Company plans to make other acquisitions of aviation “niche” companies and to expand its existing subsidiary operating base and to perhaps, add additional aviation assets.  The execution of these plans will require ongoing and long term financing and accordingly the Company will continue on an ongoing basis to engage it various financing efforts.
b

Note 3-Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Note 4-Business Acquisitions and Combinations

On March 18, 2008, River Hawk Aviation, Inc. entered into a stock purchase agreement for one hundred percent of the issued outstanding common stock of Carolina Air Charter, Inc.   Under the agreement, consideration in the amount of $425,000 was to be paid to the beneficial shareholders of Carolina Air Charter, Inc.  Of this amount, $350,000 was paid at closing and $75,000 was paid subsequent to March 31, 2008.   Funds necessary to complete this transaction were provided to the Company from Aerologistics Investment Partners, LLC whose members are Calvin Humphrey (River Hawk’s Chief Executive Officer), Richard Girouard (a River Hawk Director) and David Otto (River Hawk’s primary legal counsel).  Msrrs, Humphrey, Girouard and Otto are each major (greater than 10%) shareholders in River Hawk Aviation, Inc.

Pursuant to the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc.(Profile) the Company issued 1,500,000 shares of Preferred Series A and 4,000,000 Preferred Series B.  Preferred Series A has voting rights equivalent to 10 votes for each share as compared to common shares which have voting rights of one vote for each share owned.  Preferred Series A shares are also convertible into common shares on a one share to one share basis.  Preferred Series B have an 8% cumulative coupon rate and are convertible into common shares on a one for one basis.  However, the Series B also contain a call feature that allows the holder to upon 30 days prior notice call the Company for purchase of its shareholdings at a designated purchase price of $1.00 per share.  Under the merger and acquisition agreement with Profile, 1,500,000 shares is convertible at any time, 1 million shares is convertible at any time following twelve months from the effective of the agreement, 1,000,000 shares is convertible at any time following twenty four months from the effective date of the agreement and 500,000 shares is convertible at any time following thirty six months from the effective date of the agreement.  For financial reporting purposes, the Preferred Series B stock is disclosed as a liability with the portion of the liability callable within twelve months of the date of the financial statement or September 30, 2007 being classified as a current liability.  In exchange for the value of net assets received in merger and acquisition of Profile of $11,873,232 , 1,500,000 shares of Preferred Series A shares and 4,000,000  Preferred Series B shares   were issued.  Preferred Series B shares have been valued at the call provision of $1.00 per share or $4,000,000 and accordingly, $7,873,232 of value has been assigned to the Preferred Series A shares.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Proforma financial information

The following financial information is provided to illustrate the prospective consolidated financial results from operations that would have resulted had Carolina Air Charter, Inc. been a member of the consolidated group for the entire period ended March 31, 2008 and had Carolina Air Charter, Inc., Profile Aviation Services, Inc. and Profile Aviation Center, Inc. been members of the consolidated group for the entire period ended March 31, 2007.

	Three months ended March 31,
	2008	2007

Sales revenues	$2,437,658	$2,376,404

Loss from continuing operations	$8,777,518	$194,919

Losses from discontinued operations-net of tax	$-	$24,358

Net losses	$8,777,518	$219,277

Basic and fully diluted loss per share-continuing oper.	$12.00	$3.15

Loss per share from discontinued operations	$-	$.40

Total loss per share	$12.00	$3.55

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note  5-Loss per share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period.  Diluted loss per share, which would include the effect of the conversion of convertible Preferred Stock, is not separately computed because the inclusion of such conversion is antidilutive.  In these cases, basis and diluted loss per share is the same.
Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows, for the three month periods ended March 31,

	2008	2007
Basic and diluted weighted average common stock shares outstanding	731,761	61,712

Potentially dilutive securities excluded from loss per share computations
Convertible Preferred Stock (Series A & Series B)	14,500,000

Note 6-Inventories

Inventories are priced at the lower of cost or market as determined on a first in, first out basis.

At March 31, 2008, inventory was comprised of the following:

Aviation parts and accessories	$579,410
Jet fuel and oil	93,798
Work in process	51,176

Total	$724,384

Note 7-Related Party Transactions

Aerologistics Investments Partners, LLC

Aerologistics Investments Partners, LLC (“Aerologistics”) is a limited liability company whose members are Calvin Humphrey (River Hawk Aviation’s Chief Executive Officer), Richard Girouard (a River Hawk Aviation Board member) and David Otto (River Hawk’s primary legal counsel).  During the three month period ended March 31, 2008, Aerologistics provided loans to the Company to settle a court judgment in the amount of $226,635 and in the amount of  $375,000 for the acquisition of Carolina Air Charter, Inc. and working capital.  Prior to March 31, 2008, Aerologistics has arranged for working lines of credit the Company of $300,000 and has provided corporate and personal  guarantees for payment.

Calvin Humphrey

Calvin Humphrey, Chief Executive Officer of River Hawk Aviation, Inc and a member of Aerologistics Investment Partners, LLC, arranged and paid $15,225 of corporate expenses  from his personal resources during the three months ended March 31, 2008.  As of  March 31, 2008, the Company   has borrowed or received the benefit of various payments made by Mr. Humphrey aggregating $67,829 all of which remains unpaid.

In addition, Mr. Humphrey has consigned certain inventories to the Company under an agreement that provides for 80% of the proceeds from sales of the consignments to be paid to him with the remaining 20% retained by the Company.  As of March 31, 2008, the Company has sold $42,610 of consignment inventories and accordingly,  Mr. Humphrey is owed  $34,088 pursuant to the underlying agreement.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Richard Girouard

Richard Girouard is a member of the River Hawk Aviation, Inc. Board of Directors and a member of Aerologistics Investments Partners, LLC.   During the quarter ended March 31, 2008, the Company awarded Mr. Girouard 1,500,000 shares of common stock pursuant to an S-8 registration statement.   The shares awarded and issued are to secure the professional services of Mr. Girouard for strategic and financial management  services as well as continuing financial guarantees and commitments.  The value of the shares issued based upon the S-8  registration statement is $3,750,000.

David Otto/The Otto Law Group, PLLC

David Otto is the managing director and principal owner of The Otto Law Group, PLLC (‘Otto Law”).  Otto Law is the primary legal counsel for the Company.  During the quarter ended March 31, 2008, the Company awarded Mr. Otto 1,500,000 of common stock pursuant to an S-8 registration.  The shares awarded are to secure certain needed legal services as well as to obtain strategic and financial management services as well as continuing financial guarantees and commitments.  The value of the shares issued based upon the S-8 registration statement is $3,750,000.

For the quarter ended March 31, 2008, the Company recorded professional billings from Otto Law of $80,165.  At March 31, 2008, the Company has a net liability to Otto Law of $162,050.

Note 8-Changes in Common Stock

On March 5, 2008, the Company authorized the issuance of 3,334 shares of common stock  as payment for certain financial services valued at $5,501..

On March 16, 2008, the Company authorized the issuance of 3,030,000 shares of common stock as payment for certain strategic and financial management services. 1,500,000 shares were issued to Richard Girouard and 1,500,000 shares were issued to David Otto each of who are related parties to the Company.  The remaining 30,000 shares were issued to unrelated third parties.  The value of these services was $7,575,000.

On March 25, 2008, the Company authorized the issuance of 6,668 shares of common stock as payment for certain financial services valued at $13,336.

Changes in Preferred Stock

At December 31, 2007, certain of the preferred stock authorizations had not been issued.  The Company took the appropriate actions to effectuate the issuance of any preferred stock authorized and as of March 31, 2008 all required issuances had taken place.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 9-Additional Material Matters and Disclosures, Subsequent Events

On February 6, 2007, the Company changed its name from Viva International, Inc. to River Hawk Aviation, Inc. The name change was designed to indicate a new direction for the Company that concentrated on the purchase of aviation niche companies that were operating, profitable and possessing positive cash flows.  As a result the Company discontinued its previous operations in Puerto Rico and the Dominican Republic and subsequently agreed to sell them to Southland Holdings Group, Inc. in a transaction that resulted in the disposition of these companies for the assumption of certain debts and obligations.   At December 31, 2007, management accounted for this event as a loss from discontinued operations. Included within the losses is an estimated reserve of $150,000 for costs and expenses associated with the closure of the existing offices.  As of March 31, 2008 and the quarter then ended, $69,916 of payments have been made thus reducing the reserve to $80,679.  Management believes amounts currently reserved for potential costs and expenses is adequate.

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

Carolina Air Charter, Inc.

The Company has made an additional payment of $75,000 since March 31, 2008 thus completing the financial terms of its acquisition of Carolina Air Charter, Inc.  The funds necessary to make the payment to the former shareholders of Carolina Air Charter, Inc. were provided to the Company by Aerologistics Investments Partners, LLC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto contained elsewhere in this Form 10-Q.

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

Introduction

River Hawk Aviation, Inc. (formerly Viva International, Inc). is a holding company.

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

On March 18, 2008, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding common stock interests in Carolina Air Charter, Inc.

The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations.

Results of Operations for the Three Months Ended March 31, 2008 and 2007.

Sales

Sales were $2,326,934 for the three months ended March 31, 2008 as compared to sales of $0 for the three months ended March 31, 2007.

The increase in sales for the three month period ended March 31, 2008 is attributable to the completion of its merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. on August 28, 2007.  In addition on August 29, 2007, the Company was also able to complete an asset acquisition with privately held Riverhawk Aviation, Inc. of San Antonio and on March 18, 2008 entered into a stock purchase agreement with Carolina Air Charter, Inc.  At March 31, 2007, the Company was without operations and was in the process of reorganizing the organization to enable it to make acquisitions.

Cost of Good Sold

Cost of goods sold were $2,016,033 for the three months ended March 31, 2008 as compared to cost of goods sold of $0 for the three months ended March 31, 2007.

The increase in cost of good sold is the direct result of the operating activity of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. which were merged and acquired on August 28, 2007 as well as the August 29, 2007 asset acquisition agreement of privately held Riverhawk Aviation, Inc. of San Antoinio and the acquisition of Carolina Air Charter, Inc in March of 2008..

Gross Profit

Gross profits were $310,901 for the three months ended March 31, 2008 as compared to gross profit of $0 for the three months ended March 31, 2007

The increase in gross profits is attributable to the Company’s August 28, 2007 completion of a merger and asset acquisition agreement with Profile Aviation Services, Inc. and Profile Aviation Center, Inc and the August 29, 2007 completion of the asset acquisition agreement of privately held Riverhawk Aviation, Inc. of San Antonio and the acquisition of Carolina Air Charter, Inc. in March of 2008.

General and administrative expenses

General and administrative expenses were $8,772,620 for the three months March 31, 2008 as compared to  $222,620 for the three months ended March 31, 2007.  The increase is due to the completion of the mergers and acquisition including Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. as well as the asset acquisition of aviation parts and accessories from Riverhawk Aviation, Inc of San Antoinio.  Included in the general and administrative expenses for the three months ended March 31, 2008 are $7,593,837 of payments for services which were made in stock.   $7,575,000 of these stock payments were made pursuant to an S-8 registration and $7,500,000 of them were considered vital to the Company’s future as it secured certain needed strategic, management and financial services as well as providing for certain financial guarantees and commitments necessary for the Company to execute its business plan and provide assurances that its ongoing operations and future growth can be funded.

Interest expenses

Interest expenses were $167,229 for the three months ended March 31, 2008 as compared to $29,964 for the three months ended March 31, 2007.  This increase is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the servicing of existing debt associated with those entities.

Losses from discontinued operations and sale of subsidiaries

The Company discontinued the subsidiary operations of Eastern Caribbean Airlines Corporation. and Viva Air Dominicana S.A. during the 4th quarter of 2006.  On May 10, 2007, the Company sold its equity interest in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. to Southland Holdings Corp

Losses from discontinued operations were $0 for the three months ended March 31, 2008 as compared to $24,358 for the three months ended March 31, 2007

Net Losses

Net losses were $8,712,471 for the three months ended March 31, 2008 as compared to a loss of $276,942 for the three months ended March 31, 2007.  The increase in losses is primarily due to expenses resulting from the issuance of common stock for services of $7,593,837 combined with operational losses of $1,118,634.  The Company’s operating subsidiaries have historically been seasonal with the quarter ending in March typically being associated with the bottom of the Company’s business cycles.

Additional information

As previously mentioned, the Company has evolved its reorganization into the first phase of its business plan via the completion of a merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc, the purchased and consigned inventory of aviation parts and accessories previously operated under the privately held River Hawk Aviation, Inc. of San Antonio, Texas and the March 18, 2008 acquisition of Carolina Air Charter, Inc.

Management has revised its business plan and strategy to concentrate its effort on creating opportunities and strategic relationships with existing operating aviation related companies.

Liquidity and Capital Resources

At March 31, 2008, the Company had $191,736 in cash. Since inception the Company has accumulated a deficit of approximately $32,750,000.

For the period of January 1 through March 31, 2008 the Company was able to meet its working capital and acquisitions  needs through operations as well as approximately $645,000 of financial loans obtained from Aerologistics Investmens Partners, LLC $15,000 provided by the Company’s Chief Executive Officer and new bank loans of approximately $118,000.

As of March 31, 2008, $1,199,370 of loans that have been provided for working capital purposes from shareholders and officers are outstanding and a liability of the Company.   For the quarter ended March 31, 2008, loans from shareholders, officer and related parties increased by approximately $661,000.  Management expects to continue to rely on the shareholders, officer and related parties for financial support but hopes to be able to soon refinance its existing loans to enable a improved cash management structure and to be able to retire the shareholder, officer and related party loans by payment in cash.  However, certain loans made for periods prior to December 31, 2007 may be required to be settled by a Company issuance of common shares.

The Company is seeking to obtain approximately $6 to $7 million in financing that will be used to fund acquisitions of “niche” aviation companies as well as to provide needed working capital. The Company is seeking to bridge its financing requirements by obtaining a $1-2 million loan that will be used partially for acquisitions and partially for working capital. Additional requests for financing will be tendered on the basis of specific targeted acquisitions, joint ventures and equipment that are by design intended to facilitate the growth of the Company’s holdings and operations.

The Company does not currently have the funds necessary for working capital, acquisitions, joint ventures, or equipment acquisitions. The Company will only be able to provide the needed capital by raising additional funds. In the past, the Company has been able to obtain support from some of its shareholder and related parties and it is likely to continue to rely on this  source of support. Principally, the Company expects to continue to rely on the resources and guarantees of Aerologistics Investment Partners, LLC and its members. .

However, should we continue to be unable to raise adequate funds it could result in the failure to complete needed acquisitions of certain aviation acquisitions, joint ventures, equipment as well as to provide the necessary working capital needed to continue our efforts in developing the Company’s holdings and operations.

Off-Balance Sheet Arrangements

The Company has consolidated King Air 27CS, LLC, Eagle Aviation LLC and Commonwealth Aviation, LLC which are variable interest entities and which have been formed to hold and to finance aircraft that have been and continue to be utilized in the operations of the Company.

We do not have any other off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

 (9) Ivan Figueroa vs. Eastern Caribbean Airlines Corporation. and Viva International, Inc.- Mr. Figueroa filed a claim against the Company and its former subsidiary, Eastern Caribbean Airlines, Inc., alleging that he has suffered $5 million in damages as a result of an alleged breach of an agreement between Eastern Caribbean Airlines, Inc. and Viva International, Inc, pursuant to a the Company’s termination of it’s acquisition of Cool Tours, Inc.   A status conference was held on November 30, 2006 and the court allowed a request for discovery to be extended.  Prior to the commencement of discovery, legal counsel for Eastern Caribbean Airlines and Viva International, Inc. withdrew their representation of the Company due to lack of payment of outstanding professional services.  Subsequently, the Court ordered Eastern/Viva to appear before them with new legal representation.  The Company has agreed to engage new counsel and a pleading is expected to be filed within the imposed time frame as mandated by the Courts.  Mr. Figueroa was previously the owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company had invested substantially into it’s the Cool Tours, Inc., Puerto Rico based operations through Eastern Caribbean Airlines, Inc., and believes that the  claimed are untenable and inflated.   The Company has recently responded to plaintiff interrogatories and will now look for new counsel to effectively allow it to request dismissal of this litigation.  The change in counsel is necessary to avoid any conflict of interest that would be present under previous counsel.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

On March 5, 2008, the Company authorized the issuance of  3,334 restricted common shares as consideration for $5,501 of financial services, consulting and management advisory services.

On March 16, 2008, the Company authorized the issuance of 3,030,000 shares of common stock pursuant to an S-8 registration.  1,500,000 shares were issued to Richard Girouard and 1,500,000 shares were issued to David Otto in exchange for professional services including strategic planning, management oversight and financial management and guarantees.  The registration value of the stock issued is $3,750,000 to Mr. Girouard and $3,750,000 to Mr. Otto.

The remaining 30,000 shares were issued to unrelated service providers engaged to deliver various financial products and services and is valued at $75,000.

On March 25, 2008, the Company authorized the issuance of 6,668 restricted shares as consideration for $13,336 of financial and management services.

On April 4, 2008, the Company authorized the issuance of 100,000 restricted shares as consideration for financial services.

All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER HAWK AVIATION, INC.

Date: May 12, 2008	By: /s/ Calvin Humphrey
Calvin Humphrey
Chief Executive Officer, Principal Executive Officer, Director

By: /s/ Robert J. Scott
Robert J. Scott
Chief Financial Officer
Principal Financial Officer, Director