Form 10-Q
period 2008-06-30
RIVER HAWK AVIATION INC
filed 2008-08-14
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: 3,337,514  shares of common stock, $0.001 par value, as of  August 8, 2008.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	PAGE

	Consolidated Financial Statements

	Consolidated Balance Sheets- June 30, 2008 and December 31, 2007	4

	Consolidated Statements of Operations	5
	Three and Six months ended June 30, 2008 and 2007

	Consolidated Statements of Cash Flows	6
	Six months ended June 30, 2008 and 2007

	Notes to Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13-16

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16-17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RIVER HAWK AVIATION, INC.

(FORMERLY VIVA INTERNATIONAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current Assets
Cash	$221,037	$484,622
Accounts receivable	771,910	512,770
Inventories	680,513	724,503
Prepaid expenses	58,912	78,876
Total Current Assets	1,732,372	1,800,771

Property, Plant & Equipment-net	13,729,504	19,370,501

Other Assets-Intangible assets	414,900	-

Total Assets	$15,876,776	$21,171,272
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$3,525,200	$3,827,562
Aviation maintenance and engine reserves	1,234,839	1,235,311
Taxes payable	58,546	26,603
Notes payable-shareholders and related parties	1,009,172	538,379
Current maturities of long term debt	2,118,828	5,691,774
Cumulative dividends payable-preferred stock	269,298	109,297
8% Preferred stock-Series B	2,500,000	2,500,000
Total Current Liabilities	10,715,883	13,928,926

Long term debt, net of current maturities	4,374,756	4,423,814
8% Preferred stock-Series B	1,500,000	1,500,000
Total Liabilities	16,590,639	19,852,740

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock 25,000,000 shares authorized at $.001 par value
Series A. 12,000 shares authorized, 7,000,000 shares outstanding at December
with 3,500,000 shares to be issued, 11,500,000 shares outstanding at June 30, 2008	11,500	10,500
Common stock, 500,000,000 shares authorized at $.001par value, issued and outstanding
of 3,337,514 at June 30, 2008 and 197,512 at December 31, 2007	3,338	198
Additional paid-in capital	34,524,980	25,341,810
Accumulated deficit	(35,253,681)	(24,033,976)
Stockholders' Equity (Deficit)	(713,863))	1,318,532
Total Liabilities and Stockholders’ Equity (Deficit)	$15,876,776	$21,171,272

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales revenues	$2,788,336	$0	$5,115,270	$0

Cost of sales	2,216,396	0	4,232,429	0
Gross profit	571,940	0	882,841	0

General and administrative expenses	2,022,560	231,364	10,311,763	453,647
Depreciation	398,185	0	887,103	337
Interest expense	186,641	37,006	353,870	66,970
	2,607,386	268,370	11,552,736	520,954
	(2,035,446)	(268,370)	(10,669,895	(520,954)
Other income and (expenses)
Interest income	0	0	238	0
Miscellaneous income-net	14,945	0	16,685	0
Loss on disposal of assets	(406,732)	(1,554)	(406,732)	(1,554)
(Loss) from continuing operations before income taxes	(2,427,233)	(269,924)	(11,059,704)	(522,508)
Provision for income taxes	0	0	0	0
(Loss) from continuing operations	(2,427,233	(269,924)	(11,059,704)	(522,508)

(Loss) on sale of subsidiaries	0	(909,767)	0	(909,767)
(Losses) from discontinued operations-net of tax	0	0	0	(24,358)
Net (loss) before preferred dividends	(2,427,233)	(1,179,691)	(11,059,704)	(1,456,633)

8% cumulative preferred dividend recorded as interest expense	80,001	0	160,001	0
Net (loss) for common shareholders	$(2,507,234)	$(1,179,691)	$(11,219,705	$(1,456,633)

Basic and fully diluted (loss) per share-continuing operations	$(0.75)	$(3.37)	$(5.52)	$(7.32)
(Loss) per share from discontinued operations	0	(11.34)	0	(13.10)
Total (loss) per share	$(0.75)	$(14.71)	$(5.52)	$(20.42)

Weighted average shares outstanding	3,334,217	80,219	2,032,989	71,329

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net loss	$(11,219,705)	$(1,456,633)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	887,103	337
Capital stock issued for services	8,743,837	422,000
Cumulative preferred dividends recorded as interest expense	160,001	-
Loss on sale of subsidiaries	-	909,767
Loss on disposal of assets	406,732	1,554
Changes in operating assets and liabilities:
Receivables	(231,640)	-
Inventories	43,990	-
Prepaid expenses and other assets	19,964	-
Accounts payable and accrued expenses	(320,875)	106,618
Taxes payable	23,903	-
Net cash (used) by operating activities	(1,486,690)	(16,357)
Investing Activities
Acquired cash position through merger and acquisition	8,681	-
Proceeds from disposal of assets	4,500,000	-
Acquisition of fixed assets	(152,839)	-
Acquisitions	(425,000)	-
Net cash provided by investing activities	3,930,842	-
Financing Activities
Loans from related parties,shareholders & others	888,580	14,833
Repayment of loans from related parties,shareholders & others	(417,787)	-
Loans from financial institutions	333,099	-
Capital contributions/recoveries from limited liability companies	443,473	-
Repayment of installment debt obligations	(3,955,103)	-
Net cash provided (used) by financing activities	(2,707,738)	14,833

(Decrease) in cash	(263,585)	(1,524)
Cash at beginning of period	484,622	1,726
Cash at end of period	$221,037	$202

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$297,795	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 1-Financial Presentation, Company Organization and Structure

The accompanying unaudited  Consolidated Financial Statements include the accounts of River Hawk Aviation and subsidiaries (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated.  The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year.  The  Consolidated Balance Sheet as of June 30, 2008 has been derived from the unaudited financial statements at that date.  However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form10KSB filed with Securities and Exchange Commission.

At June 30, 2008, the Company’s operating subsidiaries are Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. In addition, the Company controls the assets and activities of variable interest entities known as King Air 27CS, LLC, Commonwealth Aviation, LLC and Eagle Aviation, LLC and accordingly, the assets, liabilities and operations of these entities are included in the Company’s consolidated financial statements.

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

On March 18, 2008, River Hawk Aviation, Inc. acquired all of the equitable shareholder interests in Carolina Air Charter, Inc. for $425,000.  The consolidated financial statements include the assets and liabilities of Carolina Air Charter, Inc. as of June 30, 2008 and include the operating results for the period of March 18th through June 30, 2008.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2-Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $35,253,681 for the period from April 18, 1995 to June 30, 2008 and had limited operating revenues during the period of January 8, 2003 through December 31, 2006.  Concurrent with the acquisitions of privately held River Hawk Aviation, Inc., Profile Aviation Services, Inc., Profile Aviation Center, Inc. in August of 2007, and Carolina Air Charters, Inc in March of 2008, the Company realized in excess of $5.3 million in operating revenues in 2007 and has realized in excess of  $5.1 in operating revenues through the six month period ended June 30, 2008.   However, the Company has not yet been able to achieve reportable operating income from its operations.  Pursuant to the 2007 acquisitions noted above the Company issued additional debt and equity instruments.  In addition, the Company was aware that certain existing indebtedness of its acquired companies would have to be reworked or refinanced due to a change in ownership or a scheduled expiration of maturation of the loans.   These factors indicate that the Company’s continuation as a going concern is likely to be dependent upon its ability to obtain adequate financing.

The Company will require substantial additional funds to sustain its existing subsidiary operations as well as to meet its obligations resulting from the issuance of an 8% preferred security containing call features with the first calls of approximately $2.5 million due to occur within the next 12 months.  The call feature guarantees the holder a strike price of $1 per share.  The preferred holder has the option of converting the preferred shares into shares of common stock..  The Company plans to make other acquisitions of aviation “niche” companies and to expand its existing subsidiary operating base and to perhaps, add additional aviation assets.  The execution of these plans will require ongoing and long term financing and accordingly the Company will continue on an ongoing basis to engage in various financing efforts.

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

Pursuant to the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc.(Profile) the Company issued 1,500,000 shares of Preferred Series A and 4,000,000 Preferred Series B.  Preferred Series A has voting rights equivalent to 10 votes for each share as compared to common shares which have voting rights of one vote for each share owned.  Preferred Series A shares are also convertible into common shares on a one share to one share basis.  Preferred Series B have an 8% cumulative coupon rate and are convertible into common shares on a one for one basis.  However, the Series B also contain a call feature that allows the holder to upon 30 days prior notice call the Company for purchase of its shareholdings at a designated purchase price of $1.00 per share.  Under the merger and acquisition agreement with Profile, 1,500,000 shares are convertible at any time, 1 million shares are convertible at any time following twelve months from the effective of the agreement, 1,000,000 shares are convertible at any time following twenty four months from the effective date of the agreement and 500,000 sharesare convertible at any time following thirty six months from the effective date of the agreement.  For financial reporting purposes, the Preferred Series B stock is disclosed as a liability with the portion of the liability callable within twelve months of the date of the financial statement  being classified as a current liability.  In exchange for the value of net assets received in merger and acquisition of Profile of $11,873,232 , 1,500,000 shares of Preferred Series A shares and 4,000,000  Preferred Series B shares   were issued.  Preferred Series B shares have been valued at the call provision of $1.00 per share or $4,000,000 and accordingly, $7,873,232 of value has been assigned to the Preferred Series A shares.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Proforma financial information

The following financial information is provided to illustrate the prospective consolidated financial results from operations that would have resulted had Carolina Air Charter, Inc. been a member of the consolidated group for the entire three and six month periods ended June 30, 2008 and had Carolina Air Charter, Inc., Profile Aviation Services, Inc. and Profile Aviation Center, Inc. been members of the consolidated group for the entire three and six month periods ended June 30, 2007.

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	$	$	$	$
Sales revenues	2,788,336	2,545,892	5,225,994	4,922,296

Loss from continued operations	2,507,234	96,475	11,284,750	291,394

Losses from discontinued operations-
net of tax	-	909,767	-	934,125

Net losses	2,507,234	1,006,242	11,284,750	1,225,519

Basic and fully diluted loss per
share-continued operations	0.75	1.20	5.55	4.09

Loss per share from discontinued
operations	-	11.34	-	13.10

Total loss per share	0.75	12.54	5.55	17.19

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Basic and diluted weighted average
common stock shares outstanding	3,334,217	80,219	2,032,989	71,329

Potentially dilutive securities
excluded from loss per share
computations (Preferred A & B)	15,500,000	-	15,500,000	-

Note 6-Inventories

Inventories are priced at the lower of cost or market as determined on a first in, first out basis.

At June 30, 2008, inventory was comprised of the following:

Aviation parts and accessories	$580,908
Jet fuel and oil	85,991
Work in process	13,614

Total	$680,513

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

During the three month period ended June 30, 2008, Aerologistics provided additional loans in excess of $185,000 as well as providing an additional $75,000 to complete the acquisition of Carolina Air Charter, Inc.

Additionally, Aerologistics acquired three aviation aircraft from the Company in a transaction having a market value of $4,500,000.  As a result of these sales, the Company was able to pay off $3,708,863 of bank loans and was also able to retire $417,787 of loans and accrued interest owing to Aerologistics.  The Company has agreed to continue to use the aircraft under lease arrangements providing for industry standard rentals.  The Company recognized an overall loss of $406,732 on the sale of the aircraft.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Calvin Humphrey

Calvin Humphrey, Chief Executive Officer of River Hawk Aviation, Inc and a member of Aerologistics Investment Partners, LLC, arranged and paid $15,225 of corporate expenses from his personal resources during the three months ended March 31, 2008.  As of  March 31, 2008, the Company   has borrowed or received the benefit of various payments made by Mr. Humphrey aggregating $67,829 all of which remains unpaid.  During the three month period ended June 30, 2008, no new transactions were reported and no payment was made to reduce amounts owing to Mr. Humphrey.

In addition, Mr. Humphrey has consigned certain inventories to the Company under an agreement that provides for 80% of the proceeds from sales of the consignments to be paid to him with the remaining 20% retained by the Company.  As of March 31, 2008, the Company has sold $42,610 of consignment inventories and accordingly,  Mr. Humphrey is owed  $34,088 pursuant to the underlying agreement.  During the three month period ended June 30, 2008, no new transactions were reported and no payment was made to reduce amounts owing to Mr. Humphrey.

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

During the three month period ended, June 30, 2008, Mr. Girouard was issued 1,000,000 Series A Preferred shares as consideration for management and consulting services to be rendered to the Company.  The computed value of the Series A Preferred shares issued was $1,010,000.

During the three month period ended June 30, 2008, the Company made the following payments to Mr. Girouard: $6,000 for Director fees and $1,003 for reimbursed travel expenditures.

David Otto/The Otto Law Group, PLLC

David Otto is the managing director and principal owner of The Otto Law Group, PLLC (‘Otto Law”).  Otto Law is the primary legal counsel for the Company.  During the quarter ended March 31, 2008, the Company awarded Mr. Otto 1,500,000 shares of common stock pursuant to an S-8 registration.  The shares awarded are to secure certain needed legal services as well as to obtain strategic and financial management services as well as continuing financial guarantees and commitments.  The value of the shares issued based upon the S-8 registration statement is $3,750,000.

For the three month period ended March 31, 2008, the Company recorded professional billings from Otto Law of $80,165.

For the three month period ended June 30, 2008, the Company recorded professional billings from Otto Law of $56,188.

At June 30, 2008, the Company has a net liability to Otto Law of $149,044.

Note 8-Changes in Common Stock

On March 5, 2008, the Company authorized the issuance of 3,334 shares of common stock as payment for certain financial services valued at $5,501.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

 On April 4, 2008, the Company authorized the issuance of 100,000 shares of common stock as payment for certain financial services valued at $140,000.

Changes in Preferred Stock

At December 31, 2007, certain of the preferred stock authorizations had not been issued.  The Company took the appropriate actions to effectuate the issuance of any preferred stock authorized and as of March 31, 2008 all previously authorized issuances had taken place.

On April 22,2008, the Company authorized the issuance of 1,000,000 shares of Preferred Series A to Richard Girouard as consideration for entering into a contractual agreement providing certain management, consulting and financial services.  The shares issued were valued at $1,010,000.

Note 9-Additional Material Matters and Disclosures, Subsequent Events

On February 6, 2007, the Company changed its name from Viva International, Inc. to River Hawk Aviation, Inc. The name change was designed to indicate a new direction for the Company that concentrated on the purchase of aviation niche companies that were operating, profitable and possessing positive cash flows.  As a result the Company discontinued its previous operations in Puerto Rico and the Dominican Republic and subsequently agreed to sell them to Southland Holdings Group, Inc. in a transaction that resulted in the disposition of these companies for the assumption of certain debts and obligations.   At December 31, 2007, management accounted for this event as a loss from discontinued operations. Included within the losses is an estimated reserve of $150,000 for costs and expenses associated with the closure of the existing offices.  As of June 30, 2008 , $69,916 of payments have been made thus reducing the reserve to $80,679.  Management believes amounts currently reserved for potential costs and expenses is adequate.

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

Entry into Material Agreements

On August 12, 2008 the Company’s Board of Directors ratified an agreement with Lenny Dykstra providing for public relations and marketing and a second agreement providing for business development services.

Under the two year Public Relations and Marketing Agreement, Mr. Dykstra is obligated to identify catalysts and value propositions as they relate to the Company’s financial growth strategy and to facilitate the communication of the Company’s aircraft management and charter services in order to maximize the Company’s exposure to, and penetration of, its target market, clients, and vendors (the “Marketing Services”).  In exchange for the Marketing Services, the Company agreed to issued two million (2,000,000) shares of Series A Preferred Convertible Stock of the Company (“Series A Preferred”).  The Company is required to increase the amount of Series A Preferred that it is authorized to issue in order to meet its obligation under this agreement and intends to unertake an increase prior to September 1, 2008.

Under the Business Development Agreement, Mr. Dykstra agrees to facilitate the growth of the Company’s customer base and maximize the Company’s exposure to, and penetration of, the high net-worth clientele target market, broaden the Company’s vendor base, to enhance customer and vendor relations, and to research, advise and attract joint venture candidates and partnership agreements (the “Business Development Services”).  In exchange for the Business Development Services, the Company agreed to issue one million (1,000,000) shares of common stock of the Company and to register the shares on Form S-8.  The Business Development agreement is a one year agreement with a renewable term.

On August 12, 2008, Riverhawk Investments, Inc. a newly formed, wholly owned subsidiary of the Company, entered into an agreement (the “Equity Purchase Agreement”) to purchase seventy-five percent (75%) of CGL Properties, LLC, a California limited liability company (“CLG”), in exchange for River Hawk’s commitment to fund the completion of the refurbishment of the interior of a Gulfstream GII SP jet aircraft held in CLG, for up to a maximum of five hundred thousand US dollars ($500,000).  Lenny Dykstra is currently the one hundred percent (100%) owner of CGL Properties, LLC and will continue to own twenty-five  percent (25%) of CLG upon closing of the Equity Purchase Agreement.  The parties expect to complete the Equity Purchase Agreement not later than August 30, 2008.

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

The holding company also consists of the following inactive subsidiaries: CT Industries, Inc., Hardyston Distributors, Inc. (previously doing business as The Mechanics Depot), and Universal Filtration Industries, Inc. At present, no plans exist to return any of the inactive subsidiaries to operations.

Material changes in balance sheet items

Property, Plant & Equipment-net

At June 30, 2008, Property, Plant & Equipment-net  was $13,729,504 as compared to $19,370,501 as of December 31, 2007 resulting in a decrease of $5,640,997.  The principal reasons for the overall decrease were the sale of aviation aircraft by the Company to Aerologistics Investment Partners, LLC for $4,500,000 and depreciation charges of $887,103.

Notes payable-shareholders and related parties

At June 30, 2008, Notes payable to shareholders and related parties was $1,009,172 as compared to $538,379 as of December 31, 2007 resulting in an increase of $470,793.  .During the six months ended June 30, 2008, new borrowings from shareholders and related parties amounted to $888,580 and the Company made payments against existing note obligations of $417,787.  All new borrowings and payment activity was between the Company and Aerologistics Investment Partners, LLC

Long-term debt including current maturities

At June 30, 2008, Long term debt including current maturities was $6,493,584 as compared to $10,115,588 as of December 31, 2007 resulting in a reduction of $3,622,004.  During the six months ended June 30, 2008, the Company was able to pay off outstanding obligations of $3,955,103 largely due to applying $3,708,863 of proceeds from the sale and disposition of aviation aircraft to debt. Additionally, the Company obtained new borrowings of $333,099 during the six month period ended June 30, 2008.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007.

Sales

Sales were $2,788,336 for the three months ended June 30, 2008 as compared to sales of $0 for the three months ended June 30, 2007.

Sales were $5,115,270 for the six months ended June 30, 2008 as compared to sales of $0 for the three months ended June 30, 2007.

The increase in sales for the three and six month periods ended June 30, 2008 is attributable to the completion of its merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. on August 28, 2007.  In addition on August 29, 2007, the Company was also able to complete an asset acquisition with privately held Riverhawk Aviation, Inc. of San Antonio and on March 18, 2008 entered into a stock purchase agreement with Carolina Air Charter, Inc.  At June 30, 2007 , the Company was without operations and was in the process of reorganization to enable it to make acquisitions.

Cost of Good Sold

Cost of good sold were $2,216,396 for the three months ended June 30, 2008 as compared to cost of good sold of $0 for the three months ended June 30, 2007.

Cost of goods sold were $4,232,429 for the six months ended June 30, 2008 as compared to cost of goods sold of $0 for the six months ended June 30, 2007.

The increases in cost of good sold for the three and six month periods ended June 30, 2008 is the direct result of the operating activity of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. which were merged and acquired on August 28, 2007 as well as the August 29, 2007 asset acquisition agreement of privately held Riverhawk Aviation, Inc. of San Antoinio and the acquisition of Carolina Air Charter, Inc in March of 2008.

Gross Profit

Gross profits were $571,940 for the three months ended June 30, 2008 as compared to gross profit of $0 for the three months ended June 30, 2008.

Gross profits were $882,841 for the six months ended June 30, 2008 as compared to gross profit of $0 for the six months ended June 30, 2007

The increase in gross profits for the three and six months ended June 30, 2008 is attributable to the Company’s August 28, 2007 completion of a merger and asset acquisition agreement with Profile Aviation Services, Inc. and Profile Aviation Center, Inc and the August 29, 2007 completion of the asset acquisition agreement of privately held Riverhawk Aviation, Inc. of San Antonio and the acquisition of Carolina Air Charter, Inc. in March of 2008.

General and administrative expenses

General and administrative expenses were $2,420,745 for the three months ended June 30, 2008 as compared to $231,364 for the three months ended June 30, 2007.

General and administrative expenses were $11,198,866 for the six months ended June 30, 2008 as compared to  $453,984 for the six months ended June 30, 2007.

The increase in general and administrative expenses for the three and six months ended June 30, 2008 is due to the completion of the mergers and acquisition including Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. as well as the asset acquisition of aviation parts and accessories from Riverhawk Aviation, Inc of San Antonio.  Included in the general and administrative expenses for the three months and six months ended June 30, 2008 are $1,150,000 and $8,743,837 respectively of payments for services which were made in stock.   $7,575,000 of these stock payments were made pursuant to an S-8 registration and $7,500,000 of them were considered vital to the Company’s future as it secured certain needed strategic, management and financial services as well as providing for certain financial guarantees and commitments necessary for the Company to execute its business plan and provide assurances that its ongoing operations and future growth can be funded.

Interest expenses

Interest expenses were $266,642 for the three months ended June 30, 2008 as compared to $37,006 for the three months ended June 30, 2007.

Interest expenses were $513,871 for the six months ended June 30, 2008 as compared to $66,970 for the six months ended June 30, 2007.

The increase in interest expenses for the three and six months ended June 30, 2008 is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the servicing of existing debt associated with those entities.  Included in interest cost for the three and six months ended June 30, 2008 are preferred dividends of $80,001 and $160,001 respectively.

Losses from discontinued operations and sale of subsidiaries

The Company discontinued the subsidiary operations of Eastern Caribbean Airlines Corporation. and Viva Air Dominicana S.A. during the 4th quarter of 2006.  On May 10, 2007, the Company sold its equity interest in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. to Southland Holdings Corp

Losses from discontinued operations and the sale of subsidiaries were $0 for the three months ended June 30, 2008 as compared to $909,767 for the three months ended June 30, 2007.

Losses from discontinued operations and the sale of subsidiaries were $0 for the six months ended June 30,2008 as compared to $934,125 for the six months ended June 30, 2007.

Net Losses

Net losses were $2,507,234 for the three months ended June 30, 2008 as compared to $1,179,691 for the three months ended June 30, 2007  The increase in net losses is primarily attributable to the issuance of common stock for services in the amount of $1,150,000 and the recognition of $406,732 of losses on the sale of aviation aircraft.

Net losses were $11,219,705 for the six months ended June 30, 2008 as compared to a loss of 1,456,633 for the six months ended June 30, 2007.  The increase in losses is primarily due to expenses resulting from the issuance of common stock for services of $8,743,837 combined with operational losses of $1,793,359.

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

Liquidity and Capital Resources

At June 30, 2008, the Company had $222,037 in cash. Since inception the Company has accumulated a deficit of approximately $35,250,000.

For the period of January 1 through June 30, 2008 the Company was able to meet its working capital and acquisitions  needs through operations as well as approximately $875,000 of financial loans obtained from Aerologistics Investment Partners, LLC $15,000 provided by the Company’s Chief Executive Officer and new bank loans of approximately $335,000.

As of June 30, 2008, $1,009,172 of loans that have been provided for working capital purposes from shareholders and officers are outstanding and a liability of the Company.   For the quarter ended June 30, 2008, loans from shareholders, officer and related parties increased by approximately $471,000.  Management expects to continue to rely on the shareholders, officer and related parties for financial support but hopes to be able to soon refinance its existing loans to enable an improved cash management structure and to be able to retire the shareholder, officer and related party loans by payment in cash.  However, certain loans made for periods prior to December 31, 2007 may be required to be settled by a Company issuance of common shares.

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

Despite the Company’s efforts to date, it has not yet been successful in refinancing its existing loans and accordingly, to rectify an imbalance and unworkable relationship with certain financial institutions, it agreed to sell certain aviation equipment to Aerologistics Investment Partners, LLC in a transaction valued at $4,500,000.  From loan proceeds, the Company was able to retire approximately $3.7 million of installment obligations and approximately $418,000 of loans that it obtained from Aerologistics Investment Partners, LLC.

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

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings.

(1) Trans National Communications vs. Auxer Telecom Inc. dba Auxer Group-Superior Court of New Jersey Law Division, Passaic County - Docket No. L793-02. On April 17, 2002, a judgment in the amount of $339,382 was obtained against the defendants. The plaintiff, Trans National Communications attached Auxer’s bank account even though the responsible party was Auxer Telecom. Auxer’s litigation counsel successfully separated the defendants in this case and the judgment is only against Auxer Telecom Inc., Auxer’s inactive subsidiary.   Auxer does not intend to contest the judgment against Auxer Telecom Inc. since it was dissolved on March 18, 2002.

(2) International Access dba Access International, Inc. v. CT Industries, Inc. -Los Angeles Superior Court, Central District - Case No. BC 282393, filed on September 30, 2002. International Access (“IA”) claims that CT Industries, Inc., Auxer’s subsidiary, entered into an agreement (Switch Port Lease and Service Agreement) with IA whereby IA would provide one year of telecommunications services to CT Industries. IA claims it provided the services and was not paid because checks from CT Industries were returned for insufficient funds. IA is requesting payment of $76,095 plus 10% interest per annum from March 13, 2002. Auxer does not intend to respond to this lawsuit and will allow a judgment to be entered against CT Industries, its inactive subsidiary.

(3) Mahure, LLC vs. Auxer Group, Inc. - Superior Court of New Jersey, Law Division, Passaic County; Docket No. L-4245-02. filed August 14, 2002. Mahure, LLC, was Auxer’s landlord for the premises known as 12 Andrews Drive, West Patterson, New Jersey, Auxer’s former business address. It is suing Auxer for failure to pay base rent of $7,083 from October 2001 through August 2002, plus 50% of real estate taxes, insurance premiums and other fixed charges contained in Auxer’s lease. Mahure, LLC is requesting $58,465 attorney’s fees, cost of suit and interest. The Company did not contest this matter and accordingly, a judgment has been entered against it for approximately $98,000.

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

 (5) Abel Estrada vs. CT Industries, Inc. - Labor Commissioner, State of California - State Case Number 06-67045 JAH - Hearing Date: November 20, 2002 in Los Angeles, California. Abel Estrada, a former employee of Auxer’s subsidiary, CT Industries, Inc., filed a claim against CT in the amount of $10,376 with the Labor Commissioner, State of California, for the following claims: unpaid wages - $1,068; unpaid commissions - $8,000; unpaid vacation time - $861; unpaid expenses $44; and unauthorized deduction from wages - $403. CT Industries does not intend to appear at the hearing and contest this matter.  Ct Industries has been inactive since 2003.

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

(9) Ivan Figueroa vs. Eastern Caribbean Airlines Corporation. and Viva International, Inc.- Mr. Figueroa filed a claim against the Company and its former subsidiary, Eastern Caribbean Airlines, Inc., alleging that he has suffered $5 million in damages as a result of an alleged breach of an agreement between Eastern Caribbean Airlines, Inc. and Viva International, Inc, pursuant to a the Company’s termination of it’s acquisition of Cool Tours, Inc.   A status conference was held on November 30, 2006 and the court allowed a request for discovery to be extended.  Prior to the commencement of discovery, legal counsel for Eastern Caribbean Airlines and Viva International, Inc. withdrew their representation of the Company due to lack of payment of outstanding professional services.  Subsequently, the Court ordered Eastern/Viva to appear before them with new legal representation.  The Company has agreed to engage new counsel and a pleading is expected to be filed within the imposed time frame as mandated by the Courts.  Mr. Figueroa was previously the owner of Cool Tours, Inc. d/b/a San Juan Aviation. At issue is amounts allegedly owed to Mr. Figueroa and other unpaid obligations as well as the ownership of the Cool Tours, Inc name. The Company had invested substantially into it’s the Cool Tours, Inc., Puerto Rico based operations through Eastern Caribbean Airlines, Inc., and believes that the  claimed are untenable and inflated.   The Company has recently responded to plaintiff interrogatories and has engaged  new counsel to effectively allow it to request dismissal  or settlement of this litigation.  As of June 30, 2008 and subsequently, discussions between counsel representing the respective parties has suggested the plaintiff is willing to settle this claim for $350,000.  The Company believes that the plaintiff’s requested settlement offer is much too high and that discussions will continue.  The Company and its management believe that it may be a prudent business decision to settle this matter without incurring the expected cost of continuing to defend against this litigation.

(10) Syed Hasan vs. Viva International, Inc. and Eastern Caribbean Airlines Corporation—Mr. Hasan, formerly the Company’s CEO and President as well as having served in other capacities during his tenure, filed a complaint in the State of Georgia seeking compensation for past unpaid services and for various incurred business expenses. In October 2007, the court entered default judgment in favor of Hassan in the amount of $219,077, which River Hawk subsequently satisfied in February of 2008.  The aggregate cost of satisfying the judgment and accompanying costs was $226,635.

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

12) Richard Amador Martinez vs. Eastern Caribbean Airlines Corporation----Mr. Amador Martinez has filed a claim with the Labor Department against Eastern Caribbean Airlines. The Labor Department has ruled in favor of Mr. Amador Martinez and accordingly, the Company is alleged to be obligated under this claim for an amount less than $5,000. However, a mediation of conflicts conference was held on May 31, 2007. The Company has recorded a liability on its books in anticipation of being required to make a payment subject to this claim.  This claim is expected to be satisfied pursuant to a May 10, 2007 stock purchase agreement with Southland Holding Corp.

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

On April 4, 2008, the Company authorized the issuance of 100,000 restricted shares as consideration for $140,000 financial services.

All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                       Defaults Upon Senior Securities.

Not Applicable

Item 4.                       Submission of Matters to a Vote of Security Holders.

None

Item 5.                       Other Information.

Changes in Registrant’s Certifying Accountant

On May 2, 2008 (the “Dismissal Date”), Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty”) was dismissed as independent auditor of River Hawk Aviation, Inc., a Nevada corporation (the “Company), in connection with the engagement of Peterson Sullivan, PLLC, as the independent registered public accounting firm for the Company (“Peterson Sullivan”).  Kempisty’s reports on the Company’s 10-KSBs for the years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Dismissal Date, were qualified (i) to raise substantial doubt about the Company’s ability to continue as a going concern and (ii) to sate uncertainty in connection with several pending litigation matters, but did not contain any other adverse opinion or disclaimer of opinion, and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

During each of the two (2) years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Dismissal Date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Kempisty’s satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

Kempisty did, however, disagree with the Company’s stated Dismissal Date on its Form 8-K, filed May 7, 2008, taking the position that the dismissal occurred on April 29, 2008, when the Company requested access to Kempisty’s work papers.  The Company relied on Kempisty’s letter to the Company confirming their termination, dated May 2, 2008, as the date of dismissal.

On May 6, 2008, the Company engaged Peterson Sullivan as its independent registered public accounting firm to audit the Company’s financial statements.  During each of the two (2) years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Kempisty Dismissal Date, the Company did not consult Peterson Sullivan on any matters described in Item 304 (a) (2) (i) of Regulations S-B.  During each of the two (2) years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Dismissal Date, the Company did not consult Peterson Sullivan on any matters described in Item 304 (a) (2) (ii) of Regulation S-B.

Appointment of Director

On June 5, 2007, the Board of Directors of River Hawk Aviation, Inc. (the “Company”) appointed David M. Otto to its Board of Directors.  David Otto has been the Managing Member of The Otto Law Group, PLLC, since 1999.  Mr. Otto’s practice focused on corporate finance, securities and mergers and acquisitions, as well as corporate law and governance.  Mr. Otto is currently a member of the Board of Directors of Avisere, Inc. GeoBio Energy, Inc., Cambridge Partners, LLC, ECO2 Plastics, Inc, Renaissance Window Fashions, Inc., Saratoga Capital Partners, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc. and SARS Corporation.  Mr. Otto earned an A.B. degree from Harvard University in 1981 and a J.D from Fordham University School of Law in 1987.

Appointment of Director

On August 12, 2008, the Board of Directors of River Hawk Aviation, Inc. (the “Company”) appointed Lenny Dykstra to its Board of Directors.  Mr. Dykstra is a former Major League Baseball Player and was a member of the 1986 World Champion New York Mets and a member of the 1993 National League Champion Philadelphia Phillies.  A three time All-Star as a ballplayer, Mr. Dykstra now serves as president of several privately held businesses in Southern California and is the founder of the Playerc Club.  Mr. Dykstra manages his own portfolio, writes and investment strategy column for The Street.com and is regularly featured on CNBC and other cable news shows.  Mr. Dykstra was selected as OverTime Magazines’s 2006-2007 “Entrepreneur of the Year”.

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

RIVER HAWK AVIATION, INC.

Date: August 14, 2008	By: /s/ Calvin Humphrey
Calvin Humphrey
Chief Executive Officer, Principal Executive Officer, Director

By: /s/ Robert J. Scott
Robert J. Scott
Chief Financial Officer
Principal Financial Officer, Director