Form 10-Q
period 2008-09-30
RIVER HAWK AVIATION INC
filed 2008-11-14
CIK 1088734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
incorporation or organization)

3103 Ninth Ave Dr, NW
Hickory, NC. 28601
(Address of Principal Executive Offices)

(828) 322-6044
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: 4,092,514  shares of common stock, $0.001 par value, as of  November 10, 2008.

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Financial Statements

	Consolidated Balance Sheets- September 30, 2008 and December 31, 2007	4

	Consolidated Statements of Operations	5
	Three and Nine months ended September 30, 2008 and 2007

	Consolidated Statements of Cash Flows	6
	Nine months ended September 30, 2008 and 2007

	Notes to Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13-16

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

RIVER HAWK AVIATION, INC.

(FORMERLY VIVA INTERNATIONAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Current Assets
Cash	$377,610	$484,622
Accounts receivable	967,760	512,770
Inventories	695,163	724,503
Prepaid expenses	242,571	78,876
Total Current Assets	2,283,106	1,800,771

Property, Plant & Equipment-net	12,799,210	19,370,501

Other Assets-Intangible assets	414,900	-

Total Assets	$15,497,216	$21,171,272
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$5,093,418	$3,827,562
Aviation maintenance and engine reserves	1,243,243	1,235,311
Taxes payable	-	26,603
Notes payable-shareholders and related parties	1,038,269	538,379
Current maturities of long term debt	3,997,801	5,691,774
Cumulative dividends payable-preferred stock	349,298	109,297
8% Preferred stock-Series B	2,500,000	2,500,000
Total Current Liabilities	14,222,029	13,928,926

Long term debt, net of current maturities	1,202,075	4,423,814
8% Preferred stock-Series B	1,500,000	1,500,000
Total Liabilities	16,924,104	19,852,740

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock 25,000,000 shares authorized at $.001 par value
Series A. 12,000 shares authorized, 7,000,000 shares outstanding at December
with 3,500,000 shares to be issued, 11,500,000 shares outstanding at September 30, 2008	11,500,000	10,500
Common stock, 500,000,000 shares authorized at $.001par value, issued and outstanding
of 4,092,514 at September 30, 2008 and 197,512 at December 31, 2007	4,092	198
Additional paid-in capital	(34,657,072	25,341,810
Accumulated deficit	(36,099,552)	(24,033,976)
Stockholders' Equity (Deficit)	91,426,888)	1,318,532
Total Liabilities and Stockholders’ Equity (Deficit)	$15,497,216	$21,171,272

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales revenues	$2,933,196	$1,485,460	$8,048,466	$1,485,460

Cost of sales	2,349,537	989,668	6,581,966	989,668
Gross profit	583,659	495,792	1,466,500	495,792

Expenses resulting from reorganization	-	964,871	-	964,871
General and administrative expenses	1,071,425	237,427	11,383,188	691,074
Depreciation	163,978	137,690	1,051,081	138,027
Interest expense	92,714	77,812	446,584	144,782
	1,328,117	1,417,800	12,880,853	1,938,754
	(744,458)	(922,008)	(11,414,353)	(1,442,962)
Other income and (expenses)
Interest income	16,536	-	16,774	-
Miscellaneous income-net	6,743	-	23,428	-
Gain(Loss) on disposal of assets	(44,692)	-	(451,424)	(1554)
(Loss) from continuing operations before income taxes	(765,871)	(922,008)	(11,825,575)	(1,444,516)
Provision for income taxes	-	-	0	0
(Loss) from continuing operations	(765,871)	(922,008)	(11,825,575)	(1,444,516)

(Loss) on sale of subsidiaries	-	-	-	(909,767)
(Losses) from discontinued operations-net of tax	-	-	-	(24,358)
Net (loss) before preferred dividends	(765,871)	(922,008)	(11,825,575)	(2,378,641)

8% cumulative preferred dividend recorded as interest expense	80,000	29,297	240,001	29,297
Net (loss) for common shareholders	$(845,871)	$(951,305)	$(12,065,577	$(2,407,938)

Basic and fully diluted (loss) per share-continuing operations	$(0.21)	$(6.28)	$(4.46)	$(15.63)
(Loss) per share from discontinued operations	-	-	-	(9.90)
Total (loss) per share	$(0.21)	$(6.28)	$(4.46)	$(25.53)

Weighted average shares outstanding	4,076,101	151,571	2,707,538	94,322

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net loss	$(12,065,576)	$(2,407,938)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,051,081	138,027
Capital stock issued for services	8,837,184	1,885,163
Cumulative preferred dividends recorded as interest expense	240,001	29,297
Loss on sale of subsidiaries and discontinued operations	-	909,767
Loss on disposal of assets	451,424	1,554
Changes in operating assets and liabilities:
Receivables	(427,644)	(64,893)
Inventories	29,340	(356,149)
Prepaid expenses and other assets	163,696	-
Accounts payable and accrued expenses	933,574	(269,204)
Other changes in assets and liabilities	(771)	10,049
Net cash (used) by operating activities	(1,115,083)	(124,327)
Investing Activities
Acquired cash position through merger and acquisition	8,681	570,771
Proceeds from disposal of assets	5,549,580	-
Acquisition of fixed assets	(152,839)	(501)
Acquisitions	(425,000)	-
Net cash provided by investing activities	4,980,422	570,270
Financing Activities
Loans from related parties,shareholders & others	917,677	25,156
Repayment of loans from related parties,shareholders & others	(417,787)	-
Loans from financial institutions	333,099	-
Capital contributions/recoveries from limited liability companies	443,473	-
Repayment of installment debt obligations	(5,248,811)	(22,543)
Net cash provided (used) by financing activities	(3,972,349)	2,613

(Decrease) in cash	(107,010)	448,556
Cash at beginning of period	484,622	1,726
Cash at end of period	$377,612	$450,282

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$390,508	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

RIVER HAWK AVIATION, INC.
(FORMERLY VIVA INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 1-Financial Presentation, Company Organization and Structure

The accompanying unaudited Consolidated Financial Statements include the accounts of River Hawk Aviation and subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Consolidated Balance Sheet as of September 30, 2008 has been derived from the unaudited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form10KSB filed with Securities and Exchange Commission.

At September 30, 2008, the Company’s operating subsidiaries are Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. In addition, the Company controls the assets and activities of variable interest entities known as King Air 27CS, LLC, Commonwealth Aviation, LLC and Eagle Aviation, LLC and accordingly, the assets, liabilities and operations of these entities are included in the Company’s consolidated financial statements.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

Basic and diluted weighted average common shares outstanding, and the potentially dilutive securities excluded from loss per share computations because they are antidilutive, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Basic and diluted weighted average
common stock shares outstanding	4,076,101	151,571	2,707,538	94,322

Potentially dilutive securities
excluded from loss per share
computations (Preferred A & B)	15,500,000	-	15,500,000	-

Note 6-Inventories

Inventories are priced at the lower of cost or market as determined on a first in, first out basis.

At September 30, 2008, inventory was comprised of the following:

Aviation parts and accessories	$358,554
Jet fuel and oil	107,802
Work in process	228,807

Total	$695,163

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
SEPTEMBER 30, 2008

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

Calvin Humphrey

Calvin Humphrey, Chief Executive Officer of River Hawk Aviation, Inc and a member of Aerologistics Investment Partners, LLC, arranged and paid $15,225 of corporate expenses from his personal resources during the three months ended March 31, 2008.  As of  March 31, 2008, the Company   has borrowed or received the benefit of various payments made by Mr. Humphrey aggregating $67,829 all of which remains unpaid.  During the three month period ended September 30, 2008, no new transactions were reported and no payment was made to reduce amounts owing to Mr. Humphrey.

In addition, Mr. Humphrey has consigned certain inventories to the Company under an agreement that provides for 80% of the proceeds from sales of the consignments to be paid to him with the remaining 20% retained by the Company.  As of March 31, 2008, the Company has sold $42,610 of consignment inventories and accordingly,  Mr. Humphrey is owed  $34,088 pursuant to the underlying agreement.  During the three month period ended September 30, 2008, no new transactions were reported and no payment was made to reduce amounts owing to Mr. Humphrey.

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

On July 2, 2008,  the Company authorized the issuance of 755,000 shares of common stock as payment for certain financial services valued at $93,347.

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

Under the two year Public Relations and Marketing Agreement, Mr. Dykstra is obligated to identify catalysts and value propositions as they relate to the Company’s financial growth strategy and to facilitate the communication of the Company’s aircraft management and charter services in order to maximize the Company’s exposure to, and penetration of, its target market, clients, and vendors (the “Marketing Services”).  In exchange for the Marketing Services, the Company agreed to issued two million (2,000,000) shares of Series A Preferred Convertible Stock of the Company (“Series A Preferred”).  The Company is required to increase the amount of Series A Preferred that it is authorized to issue in order to meet its obligation under this agreement and intends to undertake an increase prior to September 1, 2008.

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

On October 8, the Company and Lenny Dykstra dissolved their relationship without consummating either agreement and Mr. Dykstra withdrew from the board of directors.

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

Material changes in balance sheet items

Property, Plant & Equipment-net

At September 30, 2008, Property, Plant & Equipment-net  was $12,799,210 as compared to $19,370,501 as of December 31, 2007 resulting in a decrease of $6,571,291.  The principal reasons for the overall decrease were the sale of aviation aircraft by the Company to Aerologistics Investment Partners, LLC for $4,500,000 and depreciation charges of $1,051,081.

Notes payable-shareholders and related parties

At September 30, 2008, Notes payable to shareholders and related parties was $1,038,269 as compared to $538,379 as of December 31, 2007 resulting in an increase of $499,890.  During the nine months ended September 30, 2008, new borrowings from shareholders and related parties amounted to $917,677 and the Company made payments against existing note obligations of $417,787.  All new borrowings and payment activity was between the Company and Aerologistics Investment Partners, LLC

Long-term debt including current maturities

At September 30, 2008, Long term debt including current maturities was $5,199,876 as compared to $10,115,588 as of December 31, 2007 resulting in a reduction of $4,915,712.  During the nine months ended September 30, 2008, the Company was able to pay off outstanding obligations of $3,955,103 largely due to applying $3,708,863 of proceeds from the sale and disposition of aviation aircraft to debt. Additionally, the Company obtained new borrowings of $333,099 during the nine month period ended September 30, 2008.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007.

Sales

Sales were $2,933,196 for the three months ended September 30, 2008 as compared to sales of $1,485,460 for the three months ended September 30, 2007.

Sales were $8,048,466 for the nine months ended September 30, 2008 as compared to sales of $1,485,460 for the nine months ended September 30, 2007.

The increase in sales for the three and nine month periods ended September 30, 2008 is attributable to the completion of its merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. on August 28, 2007.  In addition on August 29, 2007, the Company was also able to complete an asset acquisition with privately held Riverhawk Aviation, Inc. of San Antonio and on March 18, 2008 entered into a stock purchase agreement with Carolina Air Charter, Inc.

Cost of Good Sold

Cost of good sold were $2,349,537 for the three months ended September 30, 2008 as compared to cost of good sold of $989,668 for the three months ended June 30, 2007.

Cost of goods sold were $6,581,966 for the nine months ended September 30, 2008 as compared to cost of goods sold of $989,668 for the six months ended September 30, 2007.

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

Gross Profit

Gross profits were $583,659 for the three months ended September 30, 2008 as compared to gross profit of $989,668 for the three months ended September 30, 2008.

Gross profits were $1,466,500 for the nine months ended September 30, 2008 as compared to gross profit of $989,668 for the nine months ended September 30, 2007

The increase in gross profits for the three and nine months ended September 30, 2008 is attributable to the Company’s August 28, 2007 completion of a merger and asset acquisition agreement with Profile Aviation Services, Inc. and Profile Aviation Center, Inc and the August 29, 2007 completion of the asset acquisition agreement of privately held Riverhawk Aviation, Inc. of San Antonio and the acquisition of Carolina Air Charter, Inc. in March of 2008.

General and administrative expenses

General and administrative expenses were $1,071,425 for the three months ended September 30, 2008 as compared to $237,427 for the three months ended September 30, 2007.

General and administrative expenses were $11,383,188 for the nine months ended September 30, 2008 as compared to  $691,074 for the nine months ended September 30, 2007.

The increase in general and administrative expenses for the three and nine months ended September 30, 2008 is due to the completion of the mergers and acquisition including Profile Aviation Services, Inc., Profile Aviation Center, Inc. and Carolina Air Charter, Inc. as well as the asset acquisition of aviation parts and accessories from Riverhawk Aviation, Inc of San Antonio.  Included in the general and administrative expenses for the three months and nine months ended September 30, 2008 are $1,150,000 and $8,743,837 respectively of payments for services which were made in stock.   $7,575,000 of these stock payments were made pursuant to an S-8 registration and $7,500,000 of them were considered vital to the Company’s future as it secured certain needed strategic, management and financial services as well as providing for certain financial guarantees and commitments necessary for the Company to execute its business plan and provide assurances that its ongoing operations and future growth can be funded.

Interest expenses

Interest expenses were $172,714 for the three months ended September 30, 2008 as compared to $107,109 for the three months ended September 30, 2007.

Interest expenses were $686,585 for the nine months ended September 30, 2008 as compared to $174,079 for the nine months ended September 30, 2007.

The increase in interest expenses for the three and nine months ended September 30, 2008 is primarily attributable to the completion of the merger and acquisition of Profile Aviation Services, Inc. and Profile Aviation Center, Inc. and the servicing of existing debt associated with those entities.  Included in interest cost for the three and nine months ended September 30, 2008 are preferred dividends of $80,001 and $240,001 respectively, and $29,297 for both periods ending September 30, 2007.

Losses from discontinued operations and sale of subsidiaries

The Company discontinued the subsidiary operations of Eastern Caribbean Airlines Corporation. and Viva Air Dominicana S.A. during the 4th quarter of 2006.  On May 10, 2007, the Company sold its equity interest in Eastern Caribbean Airlines, Inc. and Viva Air Dominicana S.A. to Southland Holdings Corp

Losses from discontinued operations and the sale of subsidiaries were $0 for the three months ended September 30, 2008 as compared to $0 for the three months ended September 30, 2007.

Losses from discontinued operations and the sale of subsidiaries were $0 for the nine months ended September 30, 2008 as compared to $934,125 for the nine months ended September 30, 2007.

Net Losses

Net losses were $845,871 for the three months ended September 30, 2008 as compared to $951,305 for the three months ended September 30, 2007  The decrease in net losses is primarily attributable to the increase in operating expenses related to the aforementioned mergers and acquisitions

Net losses were $12,065,576 for the nine months ended September 30, 2008 as compared to a loss of 2,407,938 for the nine months ended September 30, 2007.  The increase in losses is primarily due to expenses resulting from the issuance of common stock for services of $8,743,837.

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

Liquidity and Capital Resources

At September 30, 2008, the Company had $377,610 in cash. Since inception the Company has accumulated a deficit of approximately $36,099,552.

For the period of January 1 through September 30, 2008 the Company was able to meet its working capital and acquisitions  needs through operations as well as approximately $917,677 of financial loans obtained from Aerologistics Investment Partners, LLC $15,000 provided by the Company’s Chief Executive Officer and new bank loans of approximately $335,000.

As of September 30, 2008, $1,038,269 of loans that have been provided for working capital purposes from shareholders and officers are outstanding and a liability of the Company.   For the quarter ended September 30, 2008, loans from shareholders, officer and related parties increased by approximately $29,000.  Management expects to continue to rely on the shareholders, officer and related parties for financial support but hopes to be able to soon refinance its existing loans to enable an improved cash management structure and to be able to retire the shareholder, officer and related party loans by payment in cash.  However, certain loans made for periods prior to December 31, 2007 may be required to be settled by a Company issuance of common shares.

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

In addition to the above the Company is currently in default of a $1,000,000 contractual obligation to redeem 1,000,000 of its preferred shares. Discussions are currently ongoing to resolve this matter.

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

On July 2, 2008,  the Company authorized the issuance of 755,000 shares of common stock as payment for certain financial services valued at $93,347.

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

As discussed previously, Mr. Dykstra withdrew from the board of directors on October 8, 2008.

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

RIVER HAWK AVIATION, INC.

Date: November 14, 2008	By: /s/ Calvin Humphrey
Calvin Humphrey
Chief Executive Officer, Principal Executive Officer, Director

By: /s/ Michael G. Brinkley
Michael G. Brinkley
Chief Financial Officer
Principal Financial Officer